Form 10-K
period 1994-01-29
MERCANTILE STORES CO INC
filed 1994-04-26
CIK 64923

- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K


             [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended January 29, 1994

             [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from     to

                          Commission File Number 1-3339


                      MERCANTILE STORES COMPANY, INC.
          (Exact name of registrant as specified in its charter)

                Delaware                              51-0032941
(State or other jurisdiction of incorporation)    (I.R.S. Employer
                                                    Identification No.)

           9450 Seward Road, Fairfield, Ohio              45014
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (513) 881-8000

   Securities registered pursuant to Section 12(b) of the Act:

                                              Name Of Each Exchange On
      Title Of Each Class                        Which Registered
   Common stock $.14 2/3 par value            The New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the Company's voting stock held by non-affiliates based on the closing price on the New York Stock Exchange at April 22, 1994 was $845,943,700.

The number of shares outstanding of the registrant's common stock, $.14 2/3 par value was 36,844,050 at April 22, 1994.

                     Documents Incorporated by Reference:

1. Portions of Registrant's 1993 Annual Report to Stockholders are incorporated into Parts I and II.
2. Portions of Registrant's Proxy Statement for the annual meeting of stockholders to be held on May 25, 1994 are incorporated into
    Part III.

                             PART I

Item 1.    Business.

Mercantile Stores Company, Inc. ("Company" or "Registrant") was incorporated under the laws of the State of Delaware on January 10, 1919. The Company is listed on the New York Stock Exchange (NYSE designation of
MST) and is engaged in general merchandise department store retailing.

The Company's business is highly competitive. Its stores compete with other national, regional and local retail establishments including department stores, specialty stores and discount stores, which carry similar lines of merchandise. The
Company competitive methodology focuses on customer service, value fashion, selection, advertising and store location.

The Company regularly employs on a full or part-time basis an average of approximately 30,200 persons.

In addition, the following portions of Registrant's 1993 Annual Report to Stockholders are incorporated herein by reference: Inside Front Cover; Financial Highlights (page 1); Management's Discussion and Analysis (pages 9-12); Ten-Year Selected Financial Data (pages 28-29).

Item 2.    Properties.

The following table summarizes the property ownership and accompanying square footage of the ninety-nine department stores and two specialty stores operated by Mercantile Stores Company, Inc., as of January 29, 1994.

                                      Number of     Square
                                       Stores       Footage

   Owned Stores                          58        8,829,302
   Leased Stores                         43        7,382,907
                                     ________     __________
                        Total           101       16,212,209

Store Divisions and Locations (pages 30-31) of the Registrant's Annual Report to Stockholders for fiscal year ended January 29, 1994, is incorporated herein by reference.

Item 3.    Legal Proceedings.

Note 10 (page 26) of the The Registrant's Annual Report to Stockholders for fiscal year ended January 29, 1994, is incorporated herein by reference.


Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

                                 PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

Market and Dividend Information (page 1) and Stockholder Information (page 33) of the Registrant's 1993 Annual Report to Stockholders are incorporated herein by reference.

Item 6.    Selected Financial Data.

The Ten-Year Financial Summary (pages 28-29) and Notes to Consolidated Financial Statements (pages 19-26) of the Registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.

Management's Discussion and Analysis (pages 9-12) and Notes to
Consolidated Financial Statements (pages 19-26) of the Registrant's 1993 Annual Report to Stockholders are incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements (pages 15-18), Notes to Consolidated Financial Statements (pages 19-26), Report of Independent Public Accountants, which includes an explanatory paragraph that describes the change in the methods of accounting for income taxes discussed in Note 6 and accounting for postretirement benefits other than pension discussed in Note 7 of the Consolidated Financial Statements (page 14), and Quarterly Results (page 27) of the Registrant's 1993 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                             PART III




Item 10.   Directors and Executive Officers of the Registrant.

The information required with respect to the Registrant's Directors and Executive Officers is included on pages 3-6 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1994 and is incorporated herein by reference.

Item 11.   Executive Compensation.

The information required with respect to Executive Compensation is included on pages 7-10 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1994 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information required with respect to Security Ownership of Certain Beneficial Owners and Management is included on pages 4-6 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1994 and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information required with respect to Certain Relationships and Related Transactions is included on page 10 of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1994 and is incorporated herein by reference.

                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.

A. 1. The following Consolidated Financial Statements of Mercantile Stores Company, Inc., Notes to Consolidated Financial
        Statements and Report of Independent Public Accountants, from the
         Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 1994 are incorporated herein by reference:



           (a) Statements of Consolidated Income and Retained Earnings for the fiscal years ended January 29, 1994 and January 31, 1993 and 1992 - page 15.


           (b) Consolidated Balance Sheets as of Janaury 29, 1994 and January 31,1993 - pages 16 and 17.

           (c) Statements of Consolidated Cash Flows for the fiscal years ended Janaury 29, 1994 and January 31, 1993 and 1992 - page 18.

           (d) Notes to Consolidated Financial Statements - pages 19-26.


           (e) Report of Independent Public Accountants, which includes an explanatory paragraph that describes the change in the methods of accounting for income taxes discussed in Note 6 and accounting for postretirement benefits other than pensions discussed in Note 7 of Notes to Consolidated Financial Statements - page 14.

     2. Financial Statement Schedules of the Registrant and Consolidated Subsidiaries included herein:

           (a) Report of Independent Public Accountants, which includes an explanatory paragraph that describes the change in the methods of accounting for income taxes discussed in Note 6 and accounting for postretirement benefits other than pensions discussed in Note 7 of Notes to Consolidated Financial Statements, listed below.

           (b) Schedule  V -  Property and Equipment
               Schedule VI -  Accumulated Depreciation and Amortization
                              of Property and Equipment
               Schedule IX -  Short-term Borrowings
               Schedule X  -  Supplementary Income Statement Information


         All other schedules have been omitted as they are inapplicable or the information required is shown in the Financial Statements or the Notes thereto.

     3.  Exhibits:

         (3a)- The Restated Certificate of Incorporation of Mercantile Stores Company, Inc., as amended, is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended January 31, 1989.

         (3b)- The Registrant's Bylaws, as amended, are incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended January 31, 1989.

          (4)- The Indenture agreement between Mercantile Stores Company, Inc. and The Fifth Third Bank, as Trustee, dated as of July 1, 1992, is incorporated herein by reference from Registration No. 33-50604, Exhibit 4.1.

         (10)- The Agreement, dated as of February 10, 1992, among Mercantile Stores Company, Inc., MST Acquisition Co.,
                New MB, Inc., Maison Blanche, Inc. and all of the Owners and Registered Holders of All of the Issued and Outstanding Capital Stock of Maison Blanche, Inc. and the Agreement of Purchase and Sale, dated as of February 10, 1992, by and between G/MB Leasing Company, Limited Partnership and Maison Blanche, Inc., is incorporated herein by reference from the Current Report on Form 8-K of the Company dated February 10, 1992, as amended by Amendment No. 1 dated April 24, 1992 and Amendment
                No. 2 dated May 12, 1992.

         (13)- The Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 1994.

         (21)-  A listing of the subsidiaries of the Registrant.

         (23)-  Consent of Independent Public Accountants.

         (24)-  Power of Attorney.

B. No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended January 29, 1994.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MERCANTILE STORES COMPANY, INC.
                                     (Registrant)


                               BY:   s/  David L. Nichols
                                       David L. Nichols
                                     Chairman of the Board


Date: April 22, 1994.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



  s/   David L. Nichols
 ____________________________         ___________________________
       David L. Nichols                  * Thomas J. Malone
      (Chairman of the Board)                 (Director)
  As Principal Executive Officer


   s/  James M. McVicker
 ___________________________          ____________________________
       James M. McVicker                  * Rene C. McPherson
       (Vice President)                        (Director)
  As Chief Financial Officer

   s/ William A. Carr
 ____________________________          ____________________________
      William A. Carr                         * Gerrish H. Milliken
        (Treasurer)                              (Director)
  As Principal Accounting Officer

 ___________________________          ____________________________
     * John A. Herdeg                     * Minot K. Milliken
         (Director)                             (Director)

 __________________________           _____________________________
     * Roger K. Smith                     * Roger Milliken
         (Director)                             (Director)

 __________________________           ______________________________
     * George S. Moore                    * H. Keith H. Brodie, MD
         (Director)                           (Director)

 __________________________
   * Francis G. Rodgers
        (Director)

    *BY: s/  David L. Nichols
           David L. Nichols

Date: April 22, 1994


An original Power of Attorney authorizing David L. Nichols, James M. McVicker and William A.Carr and each of them to sign this report hereto as Attorneys for Directors of the Registrant is being filed concurrently with the Securities and Exchange Commission.

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Mercantile Stores Company, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Mercantile Stores Company, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 1, 1994.
Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1993 and postretirement benefits other than pensions in 1992 as discussed in Notes 6 and 7 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(A)(2)b are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN & CO.


 Cincinnati, Ohio,
  April 1, 1994

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARIES
                                 SCHEDULE V
                         PROPERTY AND EQUIPMENT (3)
                               (OOO's omitted)
                               (in thousands)

     (A)             (B)         (C)        (D)        (E)         (F)
                  Balance at                          Other     Balance at
                  beginning   Additions  Sales or     changes/    end of
Classification    of period    at cost   retirements  add/deduct  period
Year Ended
 January 29, 1994:

Land              $   38,953  $      0   $  2,031     $   0     $   36,922
Buildings            174,753     2,835      1,405         0        176,183
Building
 Improvements        386,308    39,270      4,893         0        420,435
Store Fixtures       302,184    47,408     39,716         0        309,876
Delivery
 Equipment               264       154          0       192 (1)        226
Projects in
 Process              35,697    16,543          0         0         52,490
Leased
 Property             64,311         0          0         0         64,311
    Total         $1,002,470  $106,210   $ 48,045     $(192)    $1,060,443

Year Ended
 January 31, 1993:

Land              $   17,640  $ 21,313(5)$      0     $   0     $   38,953
Buildings             82,195    92,600(5)      42         0        174,753
Building
 Improvements        292,822   100,533(5)   7,047         0        386,308
Store Fixtures       242,913    86,862(5)  27,591         0        302,184
Delivery
 Equipment               394       101          8      (223)(1)        264
Projects in
 Process              21,456    14,241 (4)      0         0         35,697
Leased
 Property             65,525         0      1,214         0         64,311
    Total         $  722,945  $315,650   $ 35,902     $(223)    $1,002,470

Year Ended
 January 31, 1992:

Land              $   17,640  $      0   $      0     $   0     $   17,640
Buildings             83,050         0        855         0         82,195
Building
 Improvements        263,359    32,585      3,122         0        292,822
Store Fixtures       222,754    66,565     46,423       (17) (2)   242,913
Delivery
 Equipment               360       295          0      (261)(1)(2)     394
Projects in
 Process              31,423    (9,967)(4)      0         0         21,456
Leased
 Property             61,001     7,543      3,000       (19)        65,525
    Total         $  679,587  $ 97,021   $ 53,400     $(263)    $  722,945

Notes:
 (1) Depreciation of delivery equipment charged to profit and loss
     (Note 1, Schedule VI).
 (2) Represents transfer of assets between categories.
 (3) The Company follows the practice of providing for depreciation at rates based on the estimated lives of the various classes of assets on a straight-line basis. The estimated lives are as follows:

                  Buildings              15-50 years
                  Building Improvements  10-35 years
                  Store Fixtures         5-7 years
                  Delivery Equipment     3 years
                  Leased Property        term of lease or life of
                                           property, if shorter

 (4) Represents net additions to and transfers from projects in process.
 (5) Includes the acquisition of Maison Blanche, Inc. in 1992.

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARIES
                                 SCHEDULE VI
                  ACCUMULATED DEPRECIATION AND AMORTIZATION
                          OF PROPERTY AND EQUIPMENT
                               (OOO's omitted)
                               (in thousands)


     (A)             (B)         (C)        (D)        (E)         (F)
                              Additions
                  Balance at  charged to              Other     Balance at
                  beginning   costs and  Sales or     changes/    end of
Classification    of period   expense    retirements  add/deduct  period
Year Ended
 January 29, 1994:

Buildings         $   45,992  $  9,287    $ 1,215     $   0     $   54,064
Building
 Improvements        125,253    24,176      5,226         0        144,203
Store Fixtures       132,298    57,259     39,418         0        150,139
Leased
 Property             17,994     2,541          0         0         20,535
    Total         $  321,537  $ 93,263(1) $45,859     $   0     $  368,941

Year Ended
 January 31, 1993:

Buildings         $   35,827  $ 10,190    $    25     $   0     $   45,992
Building
 Improvements        107,875    22,296      4,918         0        125,253
Store Fixtures       101,042    58,757     27,501         0        132,298
Leased
 Property             16,638     2,570      1,214         0         17,994
    Total         $  261,382  $ 93,813(1) $33,658     $   0     $  321,537

Year Ended
 January 31, 1992:

Buildings         $   33,608  $  3,074   $    855     $   0     $   35,827
Building
 Improvements         93,194    17,803      3,122         0        107,875
Store Fixtures        90,933    47,004     36,895         0        101,042
Leased
 Property             17,156     2,482      3,000         0         16,638
    Total         $  234,891  $ 70,363(1)$ 43,872     $   0     $  261,382

Note:
 (1) A reconciliation of the provision for depreciation charged to cost and expense shown above with the provision included in the consolidated income statements follows:


                                            For the Years Ended
                                     January 29,   January 31,  January 31,
                                         1994         1993         1992

Provision shown above                    $93,263      $93,813     $70,363
Depreciation on delivery equipment
 credit to assets (Schedule V)               192          223         244
Provision included in the consolidated
 income statements                       $93,455      $94,036     $70,607


              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARIES
                                 SCHEDULE IX
                            SHORT-TERM BORROWINGS
                               (OOO's omitted)
                               (in thousands)

     (A)             (B)         (C)         (D)          (E)         (F)

                                                                   Weighted
                                           Maximum      Average     average
                              Weighted     amount       amount     interest
Category of       Balance at  average    outstanding  outstanding     rate
aggregate short-   end of    interest  during the   during the   during the
term borrowings     period      rate       period     period (1)  period(2)

January 29, 1994:
Note payable to
 bank               $ N/A        N/A        N/A         N/A          N/A

January 31, 1993:
Notes payable to
 bank               $ N/A        N/A       $51,000     $2,619        4.8%


January 31, 1992:
Note payable to
 bank               $  N/A       N/A       $15,000     $  394        5.4%

NOTES:

(1) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balance by 360.
(2) Weighted average interest rate during the period is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARIES
                                 SCHEDULE X
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                              ($000's omitted)
                               (in thousands)

              (A)                (B)              (C)               (D)

                         Charged to costs and expenses for the years ended
                              January 29,       January 31,    January 31,
Item                            1994               1993           1992
Advertising Costs             $88,128           $90,223        $74,966

NOTE: Amounts not presented did not exceed 1% of net sales for any fiscal year shown.

