Form 10-Q
period 1994-04-30
MERCANTILE STORES CO INC
filed 1994-06-14
CIK 64923

- - --------------------------------------------------------------------------
- - --------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

        ___
       | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1994
        ___
       |   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 1-3339


                     MERCANTILE STORES COMPANY, INC.
         (Exact name of registrant as specified in its charter)

               Delaware                              51-0032941
(State or other jurisdiction of incorporation)    (I.R.S. Employer
                                                  Identification No.)

          9450 Seward Road Fairfield, Ohio               45014
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

                              Yes  X    No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   36,844,050 shares of Common Stock at $.14 2/3 par value as of June 13, 1994

Total number of sequentially number pages in this filing, including exhibits thereto:  11

- - --------------------------------------------------------------------------
- - --------------------------------------------------------------------------

                      MERCANTILE STORES COMPANY, INC.

                        AND SUBSIDIARY COMPANIES

                                FORM 10-Q

                                  INDEX


PART I - FINANCIAL INFORMATION


   Item 1 - Financial Statements:


       Consolidated Condensed Balance Sheets -
         April 30, 1994 and January 29, 1994                          3

       Consolidated Condensed Statements of
         Income - For the thirteen weeks
         ended April 30, 1994 and May 1, 1993                         4

       Consolidated Condensed Statements of
         Cash Flows - For the thirteen weeks
         ended April 30, 1994 and May 1, 1993                         5

       Notes to Consolidated Condensed Financial
         Statements                                                6 - 7


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                            8 - 10



PART II - OTHER INFORMATION                                          11


        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands of dollars)
                                         April 30,     January 29,
                                           1994           1994
                                        ----------     -----------
Assets
- - ------
Current Assets:
  Cash and cash equivalents             $  162,413      $  194,544
  Receivables:
    Customer                               571,408         587,859
    Other                                   31,035          47,255
  Inventories                              494,617         425,492
  Deferred income taxes                      4,634           5,875
  Other current assets                       8,455           8,120
                                        ----------      ----------
   Total Current Assets                  1,272,562       1,269,145
                                        ----------      ----------
Investments & Other Noncurrent Assets       64,770          61,136
                                        ----------      ----------
Deferred Income Taxes                       12,987          10,199
                                        ----------      ----------
Property and Equipment, net                685,310         691,502
                                        ----------      ----------
  Total Assets                          $2,035,629      $2,031,982
                                        ==========      ==========
Liabilities and Stockholders' Equity
- - ------------------------------------
Current Liabilities:
  Accounts payable                      $  138,322      $  116,116
  Notes payable and current maturities
   of long-term debt                       114,385         115,487
  Accrued income taxes                      18,718          41,035
  Taxes other than income                   21,355          16,182
  Accrued payroll                           16,785          20,612
  Other current liabilities                 74,239          57,452
                                        ----------      ----------
   Total Current Liabilities               383,804         366,884
                                        ----------      ----------
Long-term Debt                             268,995         271,965
                                        ----------      ----------
Due to Affiliated Companies                 26,512          26,713
                                        ----------      ----------
Other Long-term Liabilities                 32,489          31,712
                                        ----------      ----------
Stockholders' Equity                     1,323,829       1,334,708
                                        ----------      ----------
  Total Liabilities &
   Stockholders' Equity                 $2,035,629      $2,031,982
                                        ==========      ==========

       The accompanying notes are an integral part of these statements.

          MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (In thousands, except per share data)

                                             Thirteen Weeks Ended
                                             April 30,      May 1,
                                               1994          1993
                                             ---------      ------
Net Sales (including sales
 from leased departments)                    $ 592,509     $ 572,345

Cost of Goods Sold
 (including occupancy and
 central buying expenses)                      421,380       401,681
                                             ---------     ---------
   Gross Profit                                171,129       170,664

Expenses and Other Income:
 Selling, general and
  administrative expenses                      150,719       151,220
 Provision for divisional
  consolidation                                  5,000            -
 Interest expense, net                           7,173         7,783
 Other income                                   (6,687)       (7,069)
                                             ----------    ----------
                                               156,205       151,934
                                             ----------    ----------
Income before Income Taxes                      14,924        18,730

Provision for Income taxes                       5,920         7,254
                                             ---------     ----------
 Income before Cumulative
 Effect of Accounting Changes                    9,004        11,476

 Cumulative Effect of
 Accounting Changes
 Postemployment benefits
  (net of income taxes
      of $700)                                 (1,100)             -

 Income taxes                                       -          3,100
                                             ---------     ----------
 Net Income                                  $  7,904      $  14,576
                                             =========     ==========
 Net Income Per Share
 (based on 36,844,050 shares
  outstanding)
 Income before cumulative Effect
  Of Accounting Changes                      $    .24      $     .31
 Cumulative effect of accounting
  changes:
 Postemployment benefits                         (.03)             -
 Income taxes                                       -            .09
                                             ---------     ---------
Net Income Per Share                         $    .21      $     .40
                                             ========      =========
Dividends Paid Per Share                     $   .25-1/2   $    .25-1/2
                                             ===========   ============

    The accompanying notes are an integral part of these statements.

        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)
                                             Thirteen Weeks Ended
                                          April 30,          May 1,
                                            1994             1993
                                        -----------       -----------
Cash Flows From Operating Activities:
Net Income                              $    7,904        $    14,576

Adjustments to reconcile net income
  to net cash used in operating
  activities:
Depreciation and amortization                22,227            22,899
Deferred income taxes                          (847)             (195)
Equity in unremitted earnings
 of affiliated companies                       (106)              178
Provision for divisional consolidation        5,000                -
Postretirement benefits costs                   200               600
Cumulative effect of accounting
 changes, net of taxes                        1,100            (3,100)
Net pension benefit                          (3,912)           (3,447)
Change in inventories                       (69,125)          (93,761)
Change in accounts receivable                32,671            55,839
Change in accounts payable                   22,206            18,124
Net change in other working capital items   (17,911)          (22,340)
                                         ----------          ---------
Net cash used in operating
    activities                                 (593)          (10,627)

Cash Flows From Investing Activities:
Cash payments for property and
 equipment                                  (16,035)          (15,347)
Net decrease in other noncurrent
 assets and liabilities                      (2,036)             (854)
                                          ---------          --------
Net cash used in investing
    activities                              (18,071)         (16,201)

Cash Flows From Financing Activities:
Payments of notes payable and long-term debt (4,072)         (21,520)
Dividends paid                               (9,395)          (9,395)
                                          ---------        ---------
Net cash used in financing
     activities                             (13,467)         (30,915)
Net decrease in
 cash and cash equivalents                  (32,131)         (57,743)
Beginning cash and cash equivalents         194,544          217,244
                                          ---------       ----------
Ending cash and cash equivalents        $   162,413       $  159,501
                                        ===========       ==========
Supplemental Cash Flow Information:
Interest paid                           $    12,558       $   13,123
Income taxes paid                       $    25,555       $   20,217

    The accompanying notes are an integral part of these statements.

        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                     NOTES TO CONSOLIDATED CONDENSED
                          FINANCIAL STATEMENTS



1.  Accounting Policies

    The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1994; in the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair statement presentation have been included.

    Because of seasonality, the results of operations for the periods presented are not necessarily indicative of the results expected for the year ending January 28, 1995.


2.  Reclassifications

    Certain reclassifications have been made to the prior year's financial statements to conform with current year presentation.


3.  Merchandise Inventories

    Substantially all retail inventories are valued by the retail method and stated on the last-in, first-out (LIFO) basis which is lower than market. Since amounts for inventories under the LIFO method are based on an annual determination of quantities and costs, the inventories at interim periods are based on certain estimates relating to quantities as of the fiscal year-end.

                               (Continued)

         MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                     NOTES TO CONSOLIDATED CONDENSED
                          FINANCIAL STATEMENTS
                               (Continued)

4.  Short-term Investments

    For purposes of these statements, short-term investments which have a maturity of ninety days or less are considered cash equivalents.


5.  Provision for Consolidation

    During the first quarter of 1994, the Company recorded a $5.0 million charge for the consolidation of the Joslins division, centered in Denver, Colorado, with the Jones Store Company division, headquartered in Kansas City, Missouri. The provision was made to cover severance pay for the displacement of approximately 175 associates, early retirement costs for certain qualifying associates and relocation costs. The consolidation of these operations was substantially completed during the first quarter.


6.  Accounting Changes

    During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize, on an accrual basis, the obligation for postemployment benefits provided to former or inactive employees after employment but before retirement. The cumulative effect of this accounting change resulted in a charge to net income of $1.1 million, or $.03 per share.

    During the first quarter of 1993, the Company adopted Statement of Financial Accounting standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." This Statement requires deferred tax recognition for all temporary differences in accordance with the liability method and requires adjustment of deferred tax assets and liabilities for enacted changes in tax laws and rates. The cumulative effect of this accounting change resulted in a credit to net income of $3.1 million, or $.09 per share.

                               (Continued)

         MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Material Changes in Financial Condition From January 29, 1994 to April 30,
1994

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial condition at year-end to the first quarter results.

The decrease in cash and cash equivalents of $32.1 million during the quarter is represented, primarily, by seasonal net fluctuations in receivables, inventories and accounts payable, which are normal in the retail business.

The accounts receivables decrease of $32.7 million during the quarter, reflects a reduction in both customer accounts receivables and other receivables.

Total customer accounts receivable decreased $16.5 million as a result of a $40.9 million pay down of peak, post Christmas year-end balances in the Company's private label program (other than Maison Blanche (MB)). This decrease was partially offset by an increase of $24.4 million related to the termination of the MB Credit Program. Under this program, the Company sold MB customer accounts to an unaffiliated company. By the end of the first quarter of 1994, the termination process was substantially completed and all MB customer receivables are now reflected on the books of the Company.

The decrease of $16.2 million in other receivables is directly attributable to the contractual arrangement with Citibank under which the Company's share of finance charge income is remitted by the bank in the first quarter of the ensuing year.

The $69.1 million increase in inventories is primarily attributable to the normal replenishment of inventory levels following the Christmas promotional and January clearance periods. The $22.1 million increase in accounts payable is also attributable to the normal replenishment of inventory levels.

Accrued income taxes declined $22.3 million. This decline is attributable to payments of federal and state taxes on prior year income, partially offset by provision for taxes on current year income.

There have been no material changes in the Company capital expenditure requirements as outlined in the 1993 Annual Report.

The Company satisfies its short-term financing needs primarily through internally generated funds. In addition, the Company has available a $175 million revolving credit facility and other discretionary lines of credit which total $60 million. At January 29, 1994 and April 30, 1994, no balances were outstanding under these lines of credit. The Company maintained significant cash balances throughout the first quarter and it was not necessary to use these lines of credit in the period.

                                (Continued)

          MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                                (Continued)

Material Changes in the Results of Operations For the First Quarter of 1994 Compared to the First Quarter of 1993

Net sales increased by 3.5% to $592.5 million over the previous year's first quarter. Sales in comparable units increased 1.1% during the period. While this represented an improvement over recent sales trends, it still reflects a somewhat difficult retail environment.

Cost of goods sold, as a percent to net sales, increased from 70.2% to 71.1%, as competitive pressures negatively impacted merchandise margins and resulted in a .4% increase in markdowns.

Selling, general and administrative expenses decreased, as a percent to net sales, to 25.4% from 26.4% reflecting benefits achieved from expense control initiatives undertaken during the second half of 1993. Payroll and payroll related expenses accounted for approximately 40% of this improvement with marketing and supply expense reductions representing most of the remainder.

During the quarter, the Company recorded a $5.0 million provision for the consolidation of the Joslins division, centered in Denver, Colorado, with the Jones Store Company division, headquartered in Kansas City, Missouri. The provision was made to cover severance pay for the displacement of approximately 175 associates, early retirement costs for certain qualifying associates and relocation costs. The consolidation of these operations was substantially completed during the first quarter. As a result of this consolidation, the Company expects to save approximately $3 million annually, primarily through a reduction in payroll and payroll related expenses.

Interest expense decreased, as a percent to net sales, to 1.2% from 1.4%. The decline in interest expenses was due primarily to the prepayments of $19 million of mortgage notes at the end of last year's first quarter.

Other income was $6.7 million for the quarter. The primary elements of this caption are the Company's share of finance charge income from the private label credit program (other than MB) which it shares under the terms of a service agreement with Citibank, finance charge income earned on the MB credit program, and the Company's share of joint venture income.
The slight decline recorded in this line item during the quarter was due to reduced levels of finance charge income attributable to lower levels of customer accounts receivable.

The Company's effective tax rate increased from 38.7% to 39.7% during the current quarter. This reflects the mandatory increase in the U.S. statutory Federal income tax rate from 34% to 35% enacted in August of 1993.
                                (Continued)

          MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                                (Continued)


During the quarter, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this change resulted in an after tax charge to net income of $1.1 million, or $.03 per share.

During the first quarter of 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change resulted in a one-time credit to net income of $3.1 million, or $.09 per share.

                        PART II - OTHER INFORMATION



Item 6 - Exhibits and reports on form 8-K

          (b) There were no reports on Form 8-K filed for the quarterly period ended April 30, 1994.




                                 SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCANTILE STORES COMPANY, INC.
                                               (Registrant)



June 13, 1994
    (Date)


                                      s/James M. McVicker
                                    (James M. McVicker, Vice President,
                                         and Chief Financial Officer)