Form 10-Q
period 1994-07-30
MERCANTILE STORES CO INC
filed 1994-09-14
CIK 64923

- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

        ___
       | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 1994
        ___
       |   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---      OF THE SECURITIES EXCHANGE ACT OF 1934

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

   36,844,050 shares of Common Stock at $.14 2/3 par value as of September 14, 1994

Total number of sequentially number pages in this filing, including exhibits thereto:  11
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

                     MERCANTILE STORES COMPANY, INC.

                        AND SUBSIDIARY COMPANIES

                                FORM 10-Q

                                  INDEX


PART I - FINANCIAL INFORMATION


   Item 1 - Financial Statements:


       Consolidated Condensed Balance Sheets -
         July 30, 1994 and January 29, 1994                           3

       Consolidated Condensed Statements of
         Income - For the thirteen and twenty-six weeks
         ended July 30, 1994 and July 31, 1993                        4

       Consolidated Condensed Statements of
         Cash Flows - For twenty-six weeks
         ended July 30, 1994 and July 31, 1993                       5

       Notes to Consolidated Condensed Financial
         Statements                                               6 - 7


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                            8 - 10



PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders  11

   Item 6 - Exhibits and Reports on Form 8-K                     11

        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In thousands)

                                         July 30,      January 29,
                                           1994           1994
                                        ----------     -----------
ASSETS
- ------
Current Assets:
  Cash and cash equivalents             $   89,798      $  194,544
  Receivables:
    Customer                               540,688         587,859
    Other                                   20,671          47,255
  Inventories                              498,960         425,492
  Deferred income taxes                      9,796           5,875
  Other current assets                       8,478           8,120
                                        ----------      ----------
   Total Current Assets                  1,168,391       1,269,145
                                        ----------      ----------
Investments & Other Noncurrent Assets       68,334          61,136
                                        ----------      ----------
Deferred Income Taxes                        4,501          10,199
                                        ----------      ----------
Property and Equipment, at cost,
 less accumulated depreciation             687,370         691,502
                                        ----------      ----------
  Total Assets                          $1,928,596      $2,031,982
                                        ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable                      $  152,571      $  116,116
  Notes payable and current maturities
   of long-term debt                         5,145         115,487
  Accrued income taxes                       5,055          41,035
  Taxes other than income                   23,922          16,182
  Accrued employee benefits                 15,110           6,412
  Accrued payroll                           21,421          20,612
  Other current liabilities                 45,422          51,040
                                        ----------      ----------
   Total Current Liabilities               268,646         366,884
                                        ----------      ----------
Long-term Debt                             268,290         271,965
                                        ----------      ----------
Due to Affiliated Companies                 26,487          26,713
                                        ----------      ----------
Other Long-term Liabilities                 31,553          31,712
                                        ----------      ----------
Stockholders' Equity                     1,333,620       1,334,708
                                        ----------      ----------
  Total Liabilities &
   Stockholders' Equity                 $1,928,596      $2,031,982
                                        ==========      ==========

       The accompanying notes are an integral part of these statements.
                                   -3-

        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (In thousands, except per share data)


                            Thirteen Weeks Ended   Twenty-Six Weeks Ended
                         July 30,    July 31,      July 30,   July 31,
                            1994       1993         1994         1993
Net Sales (including sales
 from leased departments)  $ 619,307 $ 615,380  $1,211,816  $1,187,725

Cost of goods sold
 (including occupancy and
 central buying expenses)    455,082   459,614     876,462     861,295
                           --------- --------- ----------- -----------
 Gross Profit                164,225   155,766     335,354     326,430
                           --------- --------- ----------- -----------
Expenses and Other Income:
Selling, general and
 administrative expenses     148,766   157,159     299,485     308,379
Provision for consolidation     -         -          5,000          -
Interest expense, net          6,637     7,719      13,810      15,502
Other income                  (7,679)   (7,217)    (14,366)    (14,286)
                           --------- ---------  ----------  ----------
                             147,724   157,661     303,929     309,595
                           --------- ---------  ----------  ----------
Income (Loss) before
 Income Taxes                16,501    (1,895)     31,425      16,835

Provision for Income Taxes    6,702       (562)     12,622       6,692
                           --------- ---------  ----------   ----------
Income (Loss) before
 Cumulative Effect of
 Accounting Changes           9,799     (1,333)     18,803      10,143

Cumulative Effect of
 Accounting Changes:

Postemployment Benefits
 (net of income taxes of
  $700)                        -          -         (1,100)       -

 Income taxes                  -          -           -          3,100
                           --------- ---------  ----------  ----------
 Net Income (Loss)         $   9,799 $  (1,333) $   17,703  $   13,243
                           ========= =========  ==========  ==========
Net Income (Loss) Per
 Share (based on 36,844,050
  shares outstanding)

Income (Loss) before
  cumulative effect
  of accounting changes    $    .27    $    (.04) $      .51  $      .27

Cumulative effect of
  accounting changes:
  Postemployment benefits       -            -          (.03)          -
  Income taxes                  -            -           -           .09
                           ---------   ---------  ----------  -----------
Net Income (Loss) Per
  Share                    $    .27    $    (.04) $      .48  $      .36
                           =========   =========  ==========  ===========
Dividends Paid Per Share   $  .25-1/2  $ .25-1/2  $      .51  $      .51

    The accompanying notes are an integral part of these statements.

        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                             Twenty-Six Weeks Ended
                                           July 30,         July 31,
                                            1994             1993
                                        -----------       -----------
Cash Flows From Operating Activities:
Net Income                              $   17,703        $   13,243

Adjustments to reconcile net income
  to net cash provided by
 operating activities:
Depreciation and amortization                44,719           45,527
Deferred income taxes                        (3,779)            (386)
Gain on sale of property                          -           (1,164)
Equity in unremitted earnings
 of affiliated companies                        164              231
Provision for divisional consolidation        5,000             -
Postretirement benefits costs                   200            1,200
Cumulative effect of accounting
 changes, net of taxes                        1,100           (3,100)
Net pension benefit                          (7,824)          (6,894)
Change in inventories                       (73,468)         (59,601)
Change in accounts receivable                73,755           76,915
Change in accounts payable                   36,455           38,773
Change in other working capital items      (22,654)          (38,721)
                                         ----------         ---------
Net cash provided by operating
    activities                               71,371           66,023
Cash Flows From Investing Activities:
Cash payments for property and equipment    (40,582)         (37,097)
Proceeds from sale of property                    -            1,254
Net change in other noncurrent
 assets and liabilities                      (2,727)          (2,042)
                                            ---------         --------
Net cash used in investing activities       (43,309)         (37,885)
Cash Flows From Financing Activities:
Payments of notes payable and long-term debt(114,017)         (22,122)
Dividends paid                               (18,791)         (18,791)
                                            ---------        ---------
Net cash used in financing activities       (132,808)         (40,913)
Net decrease in
 cash and cash equivalents                  (104,746)         (12,775)
Beginning cash and cash equivalents          194,544          217,244
                                            ---------        ----------
Ending cash and cash equivalents           $  89,798         $204,469
                                           ===========       ==========
Supplemental Cash Flow Information:
Interest paid                           $    17,671       $   19,214
Income taxes paid                       $    43,825       $   38,142

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

   Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1994. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair statement presentation have been included.

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

                               (Continued)

        MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
                     NOTES TO CONSOLIDATED CONDENSED
                          FINANCIAL STATEMENTS
                               (Continued)


5. Provision for Consolidation
   During the first quarter of 1994, the Company recorded a $5.0 million charge for the consolidation of the Joslins division, centered in Denver, Colorado, with the Jones Store Company division, headquartered in Kansas City, Missouri. The provision was made to cover severance pay for the displacement of approximately 175 associates, early retirement costs for certain qualifying associates and relocation costs. The consolidation of these operations was completed during the first quarter.


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

7. Subsequent Events
   On September 9, 1994, the Company announced that it is engaged in discussions with a third party regarding a possible merger or other business combination. The Company's Board of Directors has not authorized a merger or other business combination and no assurance can be given that any agreement regarding such a transaction will be reached.

        MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Material Changes in Financial Condition From January 29, 1994 to July 30,
1994

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial condition at the above indicated dates.

The decrease in cash and cash equivalents of $104.8 million during the period is represented, primarily, by $40.6 million of cash payments for capital expenditures and $114.0 million of structured long-term debt payments, offset by cash provided by operations of $71.4 million.

Total customer accounts receivable decreased $47.2 million as a result of a $68.6 million reduction in the Company's private label program (other than Maison Blanche (MB)) due to the pay down of peak, post
Christmas year-end balances and a drop in the ratio of private label charge sales to total sales. This decrease was partially offset by an increase of $21.4 million related to the termination of the MB Credit Program. Formerly, the Company sold MB customer accounts to an unaffiliated company. The termination process was concluded during the 1994 second quarter and all MB customer receivables are now reflected on the books of the Company.

The decrease of $26.6 million in other receivables is primarily attributable to the contractual arrangement with Citibank under which the Company's share of finance charge income is remitted by the bank in the first quarter of the ensuing year.

Inventories increased $73.5 million during the period, primarily due to the normal replenishment of inventory levels following the Christmas promotional and January clearance periods, as well as under achievement of projected sales levels. The increase of $36.5 million in accounts payable is also attributable to the normal replenishment of inventory levels.

Accrued income taxes declined $35.9 million. This decline is primarily attributable to payments of federal and state income taxes, partially offset by provision for taxes on current year income.

There have been no material changes in the Company capital expenditure requirements as outlined in the 1993 Annual Report.

Financing activities increased $91.9 million from prior year, as result of the payment of approximately $110.0 million of structured debt. The structured debt consisted of mortgage notes and senior notes which carried an average annual interest rate of approximately 10.4%. The payment of the structured debt reduced the Company's debt to equity ratio to 20.5% from 29.0%.

The Company satisfies its short-term financing needs primarily through internally generated funds. In addition, the Company has available a $175 million revolving credit facility and other discretionary lines of credit which total $65 million. At January 29, 1994 and July 30, 1994, no balances were outstanding under these lines of credit. The Company maintained significant cash balances throughout the period and it was not necessary to use these lines of credit during the current period.

                               (Continued)

        MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Continued)


Material Changes in the Results of Operations For the Second Quarter and 26 Week Period of 1994 Compared to the Second Quarter and 26 Week Period of 1993

Net sales increased by .6% to $619.3 million in the quarter and increased by 2.0% to $1,211.8 million in the 26 week period. Sales in comparable units declined .2% in the quarter and increased .5% for the first half of 1994, as sales continue to be difficult in this highly competitive retail environment.

Cost of goods sold (COGS), as a percent to net sales, was 73.5% in the second quarter compared to 74.7% in last year's second quarter. For the 26 weeks ended July 30, 1994 and July 31, 1993, the ratios were 72.3% and 72.5%, respectively. The improvement in the quarter and the 26 week period is attributable to increased merchandise margins resulting from decreased markdown activity, partially offset by an increase in the cost of merchandise due to changes in merchandise mix and vendor price increases. Occupancy and buying costs, which are a component of COGS and include depreciation, rent, and repairs, were comparable for both the quarter and 26 week period.

Selling, general and administrative expenses (SG&A), as a percent to net sales, decreased 1.5% during the quarter and 1.3% in the 26 week period, reflecting benefits achieved from expense control initiatives established during the second half of 1993. Marketing expenses accounted for approximately .4% of this improvement while payroll and payroll related expenses and supply expense reductions represented most of the remaining decrease during the quarter. The reduction in SG&A for the 26 week period is primarily attributable to a .4% decline in payroll and payroll related expenses and a .3% reduction in both marketing and supply expenses.

During the first quarter of 1994, the Company recorded a $5.0 million provision for the consolidation of the Joslins division, centered in Denver, Colorado, with the Jones Store Company division, headquartered in Kansas City, Missouri. The provision was made to cover severance pay for the displacement of approximately 175 associates, early retirement costs for certain qualifying associates and relocation costs. The consolidation of these operations was completed during the first quarter of 1994. As a result of this consolidation, the Company expects to save approximately $3 million annually, primarily through a reduction in payroll and payroll related expenses.

Interest expense, net, decreased, $1.1 million in the quarter and $1.7 million for the 26 week period. The decline in both the quarter and the 26 week period is attributable to the prepayments of $19 million of mortgages at the end of last year's first quarter and the payment of $110 million of structured debt in second quarter of 1994.

                               (Continued)

        MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Continued)


Material Changes in the Results of Operations For the Second Quarter and 26 Week Period of 1994 Compared to the Second Quarter and 26 Week Period of 1993

Other income was approximately $7 million for both comparable quarters and approximately $14 million for both comparable 26 week periods. The primary elements of this caption are the Company's share of finance charge income from the private label credit program (other than MB) which it shares under the terms of a service agreement with Citibank, finance charge income earned on the MB credit program, and the Company's share of joint venture income. The slight rise recorded in this line item during the quarter was due to increased levels of finance charge income attributable to the MB customer accounts receivable offset by lower levels of finance charge income earned on the Citibank program.

The Company's effective tax rate increased from 39.7% to 40.2% during the 26 week period. This reflects the mandatory increase in the U.S.
statutory Federal income tax rate from 34% to 35% enacted in August of 1993.

During the first quarter of 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this change resulted in an after tax charge to net income of $1.1 million, or $.03 per share.

During the first quarter of 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change resulted in a one-time credit to net income of $3.1 million, or $.09 per share.

                       PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a)    The Annual Meeting of Stockholders of the Company was held on May
       25, 1994.

(b) At the Annual Meeting of Stockholders of the Company held on May 25, 1994, the three matters described below were submitted to a vote of security holders with the voting results indicated.

   (1) the election of four directors of the Company; for term expiring in 1997.

                Nominee                 For              Withheld
        H. Keith H. Brodie, M.D.       33,743,876        320,750
        Rene C. McPherson              33,773,330        291,296
        Minot K. Milliken              33,772,473        292,153
        Roger K. Smith                 33,775,180        289,146

   (2) the appointment of Arthur Andersen & Co., as independent auditors. (32,601,320 votes in favor, 1,286,930 votes against and 176,376 votes abstained);

   (3) a Stockholder Proposal relating to the declassification of the Board of Directors. (7,818,004 votes in favor, 23,186,397 votes against and 3,060,225 votes abstained);

Item 6 - Exhibits and reports on form 8-K

   (a)  Exhibit 27 - Financial Data Schedule (filed electronically).

   (b) There were no reports on Form 8-K filed for the quarterly period ended July 30, 1994.


                                SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     MERCANTILE STORES COMPANY, INC.
                              (Registrant)

    September 14, 1994
          (Date)



                                             s/ James M. McVicker
                                   (James M. McVicker, Vice President, and
                                     Chief Financial Officer)