Form 10-Q
period 1994-10-29
MERCANTILE STORES CO INC
filed 1994-12-13
CIK 64923

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

                  For the quarterly period ended October 29, 1994
        ___
       |   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---      OF THE SECURITIES EXCHANGE ACT OF 1934

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

   36,844,050 shares of Common Stock at $.14 2/3 par value as of December 13, 1994

Total number of sequentially number pages in this filing, including exhibits thereto:  11
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

                     MERCANTILE STORES COMPANY, INC.

                        AND SUBSIDIARY COMPANIES

                                FORM 10-Q

                                  INDEX


PART I - FINANCIAL INFORMATION


   Item 1 - Financial Statements:


       Consolidated Condensed Balance Sheets -
         October 29, 1994 and January 29, 1994                        3

       Consolidated Condensed Statements of
         Income - For the thirteen and thirty-nine weeks
         ended October 29, 1994 and October 30, 1993                  4

       Consolidated Condensed Statements of
         Cash Flows - For thirty-nine weeks
         ended October 29, 1994 and October 30, 1993                  5

       Notes to Consolidated Condensed Financial
         Statements                                               6 - 7


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                            8 - 10



PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders      11

   Item 6 - Exhibits and Reports on Form 8-K                         11


        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In thousands)
                                        October 29,    January 29,
                                           1994           1994
                                         ----------     -----------
ASSETS
- ------
Current Assets:
  Cash and cash equivalents             $   39,137      $  194,544
  Receivables:
    Customer                               550,549         587,859
    Other                                   25,556          47,255
  Inventories                              649,536         425,492
  Deferred income taxes                      9,088           5,875
  Other current assets                       9,116           8,120
                                        ----------      ----------
   Total Current Assets                  1,282,982       1,269,145
                                        ----------      ----------
Investments & Other Noncurrent Assets       71,923          61,136
                                        ----------      ----------
Deferred Income Taxes                        5,197          10,199
                                        ----------      ----------
Property and Equipment, at cost,
 less accumulated depreciation             684,505         691,502
                                        ----------      ----------
  Total Assets                          $2,044,607      $2,031,982
                                        ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable                      $  206,359      $  116,116
  Notes payable and current maturities
   of long-term debt                         5,180         115,487
  Short-term borrowings                     28,900               -
  Accrued income taxes                      17,724          41,035
  Taxes other than income                   29,574          16,182
  Accrued payroll                           22,185          20,612
  Other current liabilities                 68,287          57,452
                                        ----------      ----------
   Total Current Liabilities               378,209         366,884
                                        ----------      ----------
Long-term Debt                             267,588         271,965
                                        ----------      ----------
Due to Affiliated Companies                 26,413          26,713
                                        ----------      ----------
Other Long-term Liabilities                 31,362          31,712
                                        ----------      ----------
Stockholders' Equity                     1,341,035       1,334,708
                                        ----------      ----------
  Total Liabilities &
   Stockholders' Equity                 $2,044,607      $2,031,982
                                        ==========      ==========

       The accompanying notes are an integral part of these statements.

        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (In thousands, except per share data)

                            Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                         October 29, October 30,  October 29,  October 30,
                            1994       1993         1994         1993
Net Sales (including sales
 from leased departments)  $ 679,453 $ 654,143  $1,891,269  $1,841,868

Cost of goods sold
 (including occupancy and
 central buying expenses)    475,208   461,352   1,351,670   1,322,647
                           --------- --------- ----------- -----------
 Gross Profit                204,245   192,791     539,599     519,221
                           --------- --------- ----------- -----------
Expenses and Other Income:
Selling, general and
 administrative expenses     161,845   157,137     461,330     465,516
Provision for consolidation     -         -          5,000          -
Interest expense, net          5,190     7,706      19,000      23,208
Other income                  (6,361)   (5,932)    (20,727)    (20,218)
                           --------- ---------  ----------  ----------
                             160,674   158,911     464,603     468,506
                           --------- ---------  ----------  ----------
Income before
 Income Taxes                43,571     33,880      74,996      50,715

Provision for Income Taxes   17,365     13,340      29,987      20,032
                           --------- ---------  ----------   ----------
Income before
 Cumulative Effect of
 Accounting Changes          26,206     20,540      45,009      30,683

Cumulative effect of
 accounting changes:

Postemployment benefits
 (net of income taxes of
  $700)                        -          -        (1,100)          -

 Income taxes                  -          -             -       3,100
                           --------- ---------  ----------  ----------
Net Income                 $  26,206 $  20,540  $   43,909  $  33,783
                           ========= =========  ==========  ==========
Net Income Per
  Share (based on 36,844,050
  shares outstanding)

Income before
  cumulative effect
  of accounting changes    $    .71  $     .56 $     1.22  $      .83

Cumulative effect of
  accounting changes:
  Postemployment benefits      -          -          (.03)          -
  Income taxes                 -           -            -        (.09)
                           --------- --------- ----------  -----------
Net Income Per
 Share                     $    .71  $     .56 $     1.19  $      .92
                           ========= ========= ==========  ===========
Dividends Paid Per Share   $.25-1/2  $.25-1/2  $.76-1/2    $.76-1/2

    The accompanying notes are an integral part of these statements.


        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                             Thirty-Nine Weeks Ended
                                         October 29,      October 30,
                                            1994             1993
                                        -----------       -----------
Cash Flows From Operating Activities:
Net Income                              $   43,909        $   33,783

Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Depreciation and amortization                68,453          69,375
Deferred income taxes                        (3,767)           (409)
Gain on sale of property                          -          (1,164)
Equity in unremitted earnings
 of affiliated companies                        230            (209)
Provision for divisional consolidation        5,000               -
Postretirement benefits costs                   200           1,800
Cumulative effect of accounting
 changes, net of taxes                        1,100           (3,100)
Net pension benefit                         (11,736)         (10,341)
Change in inventories                      (224,044)        (177,413)
Change in accounts receivable                59,009           67,569
Change in accounts payable                   90,243           82,742
Change in other working capital items       (5,646)          (26,508)
                                         ----------         ---------
Net cash provided by operating
    activities                               22,951           36,125

Cash Flows From Investing Activities:
Cash payments for property and equipment    (61,451)         (57,898)
Proceeds from sale of property                    -            1,254
Net change in other noncurrent
 assets and liabilities                      (2,938)           9,293
                                          ---------         --------
Net cash used in investing activities       (64,389)         (47,351)

Cash Flows From Financing Activities:
Increase in short-term borrowings             28,900               -
Payments of notes payable and long-term debt(114,684)        (22,721)
Dividends paid                              (28,185)         (28,185)
                                          ---------        ---------
Net cash used in financing activities      (113,969)         (50,906)
Net decrease in
 cash and cash equivalents                 (155,407)         (62,132)
Beginning cash and cash equivalents         194,544          217,244
                                          ---------       ----------
Ending cash and cash equivalents        $    39,137       $  155,112
                                        ===========       ==========
Supplemental Cash Flow Information:
Interest paid                           $    27,604       $   30,469
Income taxes paid                       $    48,363       $   37,268

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


6.  Accounting Changes
    During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, (SFAS No. 112) "Employers'
    Accounting for Postemployment Benefits."   This Statement requires
    employers to recognize, on an accrual basis, the obligation for postemployment benefits provided to former or inactive employees after employment but before retirement. The cumulative effect of this accounting change resulted in a charge to net income of $1.1 million, or $.03 per share.

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

        MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


Material Changes in Financial Condition From January 29, 1994 to October
29, 1994
- --------------------------------------------------------------------------
The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial condition at the above indicated dates.

The decrease in cash and cash equivalents of $155 million during the period was attributable, primarily, to $61 million of payments for capital expenditures and $115 million of structured long-term debt payments. This cash outflow was partially offset by $23 million of cash generated by operations.

Total customer accounts receivable decreased $37 million in the period. This was attributable to the netting of two factors. Balances in the Company's private label credit program (other than Maison Blanche (MB)) declined $58 million due to a combination of the normal pay down of peak year-end balances and a 1.8% decline in the ratio of private label credit sales to total sales. Partially offsetting this decrease was an increase of $21 million in the level of MB customer receivables. This increase resulted primarily from the completion of the termination of the MB Funding Trust, an unaffiliated company, to which MB had formally sold its customer receivables. The termination process was concluded during the 1994 second quarter and all MB customer receivables are now reflected on the books of the Company.

The decrease of $22 million in other receivables was primarily attributable to a combination of the contractual arrangement with Citibank under which the Company's share of finance charge income is remitted by the bank in the first quarter of the ensuing year ($8 million) and the collection of security deposits related to the termination of the MB credit program ($12 million).

Inventories increased $224 million during the period, primarily, due to the normal replenishment of inventory levels, which are traditionally at their low point at the end of the fiscal year and approximate peak levels by the end of the third quarter. The merchandise requirements for the three new stores opened during the year (approximately 7.7% of the total increase) also impacted this increase. The increase of $90 million in accounts payable was significantly attributable to the replenishment of inventory levels.

Accrued income taxes declined $23 million. This was primarily due to payments of federal and state income taxes, partially offset by provision for taxes on current year income.

There have been no material changes in the Company's capital expenditure requirements from those outlined in the 1993 Annual Report. During the third quarter, the Company opened two new stores, a 125,000 square foot Gayfers store in Hattiesburg, Mississippi (a new market for the Company) and a 160,000 square foot Joslins store in suburban, Denver, Colorado. Total stores at the end of the period consisted of 103 units.


                               (Continued)

         MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Continued)


Material Changes in Financial Condition From January 29, 1994 to October
29, 1994
- --------------------------------------------------------------------------
The cash requirement for financing activities in the period was $114 million which was $63 million higher than that required in the same period last year. The most significant factor in this increase was the scheduled pay-back of $110 million of structured debt, bearing an average coupon of 10.4%, which took place in July 1994. To satisfy these cash requirements, the Company found it necessary to use several discretionary borrowing facilities. During the 1994 period, peak borrowings amounted to $69 million with $29 million remaining outstanding at the end of the quarter. The Company did not use these credit facilities during the 1993 period.
The Company satisfies short-term financing needs primarily through internally generated funds. In addition, the Company has available a committed $175 million revolving credit facility and discretionary lines of credit which total $85 million.


Material Changes in the Results of Operations For the Third Quarter and 39 Week Period of 1994 Compared to the Third Quarter and 39 Week Period of 1993
- -------------------------------------------------------------------------
Net sales increased by 3.9% to $679 million in the quarter and increased by 2.7% to $1,891 million in the 39 week period. Sales in comparable units increased 3.1% in the quarter and 1.4% in the 39 week period.

Cost of goods sold (COGS), as a percentage to net sales, declined 59 basis points and 34 basis points in the third quarter and 39 week period, respectively. The improvement in the third quarter was fairly equally distributed between improved mark-on, lower markdowns and reduced occupancy costs. The 39 week period decline resulted from a 60 basis point reduction in markdowns and somewhat lower occupancy costs which were partially offset by a 30 basis point increase in the cost of merchandise in the first half of the year. Occupancy and buying costs are a component of COGS and include depreciation, rent, repairs and central buying expenses.

Selling, general and administrative expenses (SG&A), as a percentage to net sales, decreased 20 basis points and 88 basis points during the third quarter and 39 week period, respectively. The decline in both the third quarter and 39 week period reflects benefits achieved from expense control initiatives established during the second half of 1993. During the third quarter, reductions in payroll and payroll related expenses accounted for a 54 basis point improvement which was partially offset by a 23 basis point increase in marketing expenses plus a net 11 basis point increase in other expense categories. The decline in SG&A for the 39 week period is primarily attributable to a 43 basis point decline in payroll and payroll related expenses, a 21 basis point reduction in supply expense and a net 24 basis point reduction in other expenses.

                               (Continued)

        MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                               (Continued)


Material Changes in the Results of Operations For the Third Quarter and 39 Week Period of 1994 Compared to the Third Quarter and 39 Week Period of 1993
- -------------------------------------------------------------------------
During the first quarter of 1994, the Company recorded a $5 million provision for the consolidation of the Joslins division, centered in Denver, Colorado, with the Jones Store Company division, headquartered in Kansas City, Missouri. The provision was made to cover severance pay for the displacement of approximately 175 associates, early retirement costs for certain qualifying associates and relocation costs. The consolidation of these operations was completed during the first quarter of 1994. As a result of this consolidation, the Company expects to save approximately $3 million annually, primarily through a reduction in payroll and payroll related expenses.

Interest expense, net, decreased, $3 million in the quarter and $4 million for the 39 week period. The decline in both the quarter and the 39 week period was attributable to the scheduled payment of $110 million of structured debt, bearing an average coupon of 10.4%, in the second quarter of 1994 and the prepayments of $19 million of mortgages at the end of last year's first quarter.

Other income was basically even for both the third quarter and 39 week period. The primary elements of this caption are the Company's share of finance charge income from the private label credit program (other than MB) which it shares under the terms of a service agreement with Citibank, finance charge income earned on the MB credit program, and the Company's share of joint venture income. The slight rise recorded in this line item for the third quarter and 39 week period, was due to increased credit card income attributable to the MB customer accounts receivable program offset by lower levels of finance charge income earned on the Citibank program.


The Company's effective tax rate was relatively consistent for all reported periods.

During the first quarter of 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this accounting change resulted in an after tax charge to net income of $1.1 million, or $.03 per share.

During the first quarter of 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change resulted in a one-time credit to net income of $3.1 million, or $.09 per share.

                       PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) There were no matters submitted to a vote of security holders during the quarterly period ended October 29, 1994.






Item 6 - Exhibits and reports on form 8-K

(a)    Exhibit 27 - Financial Data Schedule  (filed electronically).

(b) There were no reports on Form 8-K filed for the quarterly period ended October 29, 1994.







                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MERCANTILE STORES COMPANY, INC.
                                      (Registrant)



December 13, 1994
   (Date)


                                          s/ James M. McVicker
                              (James M. McVicker, Senior Vice President,
                                    and Chief Financial Officer)