Form 10-K
period 1995-01-28
MERCANTILE STORES CO INC
filed 1995-04-20
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended January 28, 1995


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from      to

             Commission file number 1-3339
             MERCANTILE STORES COMPANY, INC.
     (Exact name of registrant as specified in its charter)


        Delaware                           51-0032941
     (State or other                    (I.R.S. Employer
     jurisdiction of incorporation)     Identification No.)

     9450 Seward Road, Fairfield, Ohio  45014
     (Address of principal executive offices)(Zip Code)

     Registrant's telephone number,
     including area code:                   (513) 881-8000

     Securities registered pursuant to Section 12(b) of the
     Act:

                                   NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS           ON WHICH REGISTERED
     Common stock $.14 2/3         The New York Stock
      par value                        Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Company's voting stock held by non-affiliates based on the closing price on the New York Stock Exchange at April 17, 1995 was $972,888,800.

The number of shares outstanding of the registrant's common stock, $.14 2/3 par value was 36,844,050 at April 17, 1995.

          DOCUMENTS INCORPORATED BY REFERENCE:

1.  Portions of Registrant's 1994 Annual Report to
    Stockholders are incorporated into Parts I and II.
2.  Portions of Proxy Statement relating to the Annual
    Meeting of Stockholders to be held on May 24, 1995 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference in to Parts I and III of this Form 10-K.

                          PART I

Item 1.    Business.

Mercantile Stores Company, Inc. ("Company" or "Registrant") was incorporated under the laws of the State of Delaware on January 10, 1919. The Company is listed on the New York Stock Exchange (NYSE designation of MST) and is engaged in general merchandise department store retailing.

The Company's business is highly competitive. Its stores compete with other national, regional and local retail establishments, including department stores, specialty stores, and discount stores, which carry similar lines of merchandise. The Company's competitive methodology focuses on customer service, value, fashion, selection, advertising and store location.

The Company regularly employs on a full or part-time basis an average of approximately 30,500 persons, of which approximately 19,000 are considered full-time equivalents.

The following portions from the Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1995 are incorporated herein by reference: Inside Front Cover; Financial Highlights (page 1); Management's Discussion and Analysis (pages 9-12); Note 1 (page 19) and Note 2 (page 20) of Notes to Consolidated Financial Statements; Ten-Year Selected Financial Data (pages 28-29).

Item 2.    Properties.

The following table summarizes the property ownership and accompanying square footage of the one hundred department stores and three specialty stores operated by Mercantile
Stores Company, Inc., as of January 28, 1995:

                           Number of   Square
                             Stores    Footage

              Owned Stores     60      8,954,971
              Leased Stores    43      7,529,418
              Total           103     16,484,389

Store Divisions and Locations (pages 30-31) from the
Registrant's Annual Report to Stockholders for fiscal year ended January 28, 1995 is incorporated herein by reference.

Item 3.    Legal Proceedings.

Information required by Item 3 is incorporated by reference to Note 9 (page 26) from the Registrant's Annual Report to Stockholders for fiscal year ended January 28, 1995 and to the information set forth under the caption "Litigation" to be included in the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 24, 1995 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K.

Item 4.    Submission of Matters to a Vote of Security
           Holders.

Not applicable

                          PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.

Market and Dividend Information (page 13) and Stockholder
Information (page 33) from the Registrant's Annual Report to
Stockholders for the fiscal year ended January 28, 1995 are incorporated herein by reference.

Item 6.    Selected Financial Data.

The Ten-Year Selected Financial Data (pages 28-29) and Notes to Consolidated Financial Statements (pages 19-26) from the Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1995 are incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Management's Discussion and Analysis (pages 9-12) and Notes to Consolidated Financial Statements (pages 19-26) from the
Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1995 are incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements (pages 15-18), Notes to Consolidated Financial Statements (pages 19-26), Report of Independent Public Accountants, which includes an explanatory paragraph that describes the change in the methods of accounting for postemployment benefits discussed in Note 6, accounting for income taxes discussed in Note
5 and accounting for postretirement benefits other than pensions discussed in Note 6 of Notes to Consolidated
Financial Statements (page 14), and Quarterly Results (page
27) from the Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1995 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures.

None.

                         PART III

Item 10.   Directors and Executive Officers of the
           Registrant.

The information set forth under the captions "Election of Directors", "Other Executive Officers", and "Compliance with
Section 16(a) of the Exchange Act" to be included in the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on may 24, 1995 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

Item 11.   Executive Compensation.

The information set forth under the captions "Management
Remuneration", "Compensation Committee Interlocks and
Insider Participation", "Pension Plans", and "Directors'
Compensation" to be included in the Registrant's definitive
Proxy Statement relating to the Annual Meeting of Stockholders to be held on may 24, 1995 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. Notwithstanding the foregoing, (i) the information set forth in said Proxy
Statement under the caption "Report of the Compensation
Committee" and (ii) the information set forth under the caption "Performance Graph" in said Proxy Statement, is not incorporated herein by reference or in any other filing of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the captions "Stock Ownership of Management" and "Stock Ownership of Certain Beneficial Owners" to be included in the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 24, 1995 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information set forth under the caption "Transactions with Management and Others" to be included in the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 24,1 995 and to be file pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

                          PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.

A.  1.  The following Consolidated Financial Statements of
Mercantile Stores Company, Inc., Notes to Consolidated
Financial Statements and Report of Independent Public
Accountants, from the Registrant's Annual Report to
Stockholders for the fiscal year ended January 28, 1995 are incorporated herein by reference:

           (a) Statements of Consolidated Income and
               Retained Earnings for the fiscal years
               ended January 28, 1995, January 29, 1994 and January 31, 1993 - page 15.

           (b) Consolidated Balance Sheets as of January 28,
               1995 and January 29, 1994 - pages 16 and 17.

           (c) Statements of Consolidated Cash Flows for the fiscal years ended January 28, 1995, January
               29, 1994 and January 31, 1993 - page 18.

           (d) Notes to Consolidated Financial Statements - pages 19-26.

           (e) Report of Independent Public Accountants, which includes an explanatory paragraph that describes the change in the methods of accounting for postemployment benefits discussed in Note 6, accounting for income taxes discussed in Note 5 and accounting for postretirement benefits other than pensions discussed in Note 6 of Notes to Consolidated
               Financial Statements - page 14.

      2. Financial Statement Schedules of the Registrant and Consolidated Subsidiaries included herein:

            (a) Report of Independent Public Accountants,
                which includes an explanatory paragraph that describes the change in the methods of accounting for postemployment benefits discussed in Note 6, accounting for income taxes discussed in Note 5 and accounting for postretirement benefits other than pensions discussed in Note 6 of Notes to Consolidated Financial Statements, on the schedule listed below.

            (b) Schedule II -  Valuation and Qualifying
                Accounts

All other schedules have been omitted as they are inapplicable or the information required is shown in the Consolidated Financial Statements or the Notes thereto.

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


         (13)-  The Registrant's Annual Report to
                Stockholders for the fiscal year ended
                January 28, 1995.

         (21)-  A listing of the subsidiaries of the
                Registrant.

         (23)-  Consent of Independent Public Accountants.

         (24)-  Power of Attorney.

         (27)-  Financial Data Schedule.

         (99)-  Litigation Summary

B. No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended January 28, 1995.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     MERCANTILE STORES COMPANY, INC.
          (Registrant)


     BY:  s/ David L. Nichols
          David L. Nichols
          Chairman of the Board


Date: April 20, 1995.

Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



s/   David L. Nichols
______________________        ______________________
     David L. Nichols         * Thomas J. Malone
(Chairman of the Board)       (Director)
As Principal Executive
       Officer

s/  James M. McVicker
______________________        ______________________
   James M. McVicker          * Rene C. McPherson
(Senior Vice President and         (Director)
 Chief Financial Officer)


______________________        ______________________
  * John A. Herdeg            * Gerrish H. Milliken
   (Director)                      (Director)


_______________________       ________________________
   * Roger K. Smith           * Minot K. Milliken
     (Director)                    (Director)


_______________________       _______________________
   * George S. Moore          * Roger Milliken
      (Director)                   (Director)


_______________________       _______________________
   * Francis G. Rodgers       * H. Keith H. Brodie, MD
      (Director)                   (Director)



* BY:  s/  David L. Nichols
       David L. Nichols

Date: April 20, 1995


An original Power of Attorney authorizing David L. Nichols,
James M. McVicker and William A. Carr and each of them to sign this report hereto as Attorneys for Directors of the Registrant is being filed concurrently with the Securities and Exchange Commission.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Mercantile Stores Company, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Mercantile Stores Company, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 1, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for postemployment benefits in 1994, income taxes in 1993 and postretirement benefits other than pensions in 1992 as discussed in Notes 5 and 6 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(A)(2)(b) is the responsibility of the Company's management and is presented for the purpose of complying with the securities and Exchange Commission's rules and is not a port of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   Arthur Andersen LLP

Cincinnati, Ohio
April 1, 1995

                  MERCANTILE STORES COMPANY, INC.
                           SCHEDULE  II
                 VALUATION AND QUALIFYING ACCOUNTS
                          (in thousands)

Column A       Column B    Column C - Additions      Column D     Column E
              Balance at    Charged to  Charged to   Deductions    Balance at
               beginning     costs and    other       write offs     end of
Description    of period     expenses   accounts     of recoveries    period

Allowance for Doubtful Accounts:
Year Ended
January 28, 1995   $0        $  1,462   $  3,130 (A)  $  1,492     $  3,100

Year Ended
Janaury 29, 1994    Not Required

Year Ended
Janaury 31, 1993    Not Required


Note:
 (A) - Prior to November 1993, the Company sold all Maison Blanche customer receivables to MB Funding Trust, an unaffiliated company. This agreement was terminated during fiscal 1994 (see Note 3 of Notes to Consolidated Financial Statements). Upon completion of the termination process, the customer receivables, net of an allowance for doubtful accounts, were transferred to the Company from MB Funding Trust.