Form 10-Q
period 1995-04-29
MERCANTILE STORES CO INC
filed 1995-06-13
CIK 64923

MERCANTILE STORES COMPANY, INC.
                            9450 SEWARD ROAD
                       FAIRFIELD, OHIO  45014-2230



June 13, 1995



Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:


Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.


Sincerely,



James M. McVicker
Senior Vice President and
Chief Financial Officer

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

                  For the quarterly period ended April 29, 1995
        ___
       |   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---      OF THE SECURITIES EXCHANGE ACT OF 1934

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

   36,844,050 shares of Common Stock at $.14 2/3 par value
                  as of June 13, 1995

Total number of sequentially number pages in this filing, including exhibits thereto:  12
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------
                                   -1-

                     MERCANTILE STORES COMPANY, INC.

                        AND SUBSIDIARY COMPANIES

                                FORM 10-Q

                                  INDEX


PART I - FINANCIAL INFORMATION


   Item 1 - Financial Statements:


       Consolidated Condensed Balance Sheets -
         April 29, 1995 and January 28, 1995                          3

       Consolidated Condensed Statements of
         Income - For the thirteen weeks
         ended April 29, 1995 and April 30, 1994                      4

       Consolidated Condensed Statements of
         Cash Flows - For the thirteen weeks
         ended April 29, 1995 and April 30, 1994                      5

       Notes to Consolidated Condensed Financial
         Statements                                               6 - 7


   Item 2 - Management's Discussion and Analysis of
            Results of Operations and Financial
            Condition                                             8 - 10


PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders   11

   Item 6 - Exhibits and Reports on Form 8-K                      11


        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In thousands)
                                        April 29,      January 28,
                                           1995           1995
                                        ---------      -----------
ASSETS
- ------
Current Assets:
  Cash and cash equivalents             $   97,724      $  114,237
  Receivables:
    Customer, net                          547,271         592,402
    Other                                   16,618          27,836
  Inventories                              544,712         468,782
  Other current assets                      17,592          15,488
                                        ----------      ----------
   Total Current Assets                  1,223,917       1,218,745
                                        ----------      ----------
Investments & Other Noncurrent Assets       77,248          73,878
                                        ----------      ----------
Deferred Income Taxes                        1,061             300
                                        ----------      ----------
Property and Equipment, net                679,748         688,806
                                        ----------      ----------
  Total Assets                          $1,981,974      $1,981,729
                                        ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable                      $  160,446      $  121,667
  Notes payable and current maturities
   of long-term debt                         5,198           5,210
  Accrued income taxes                      13,821          32,381
  Taxes other than income                   22,355          17,101
  Accrued payroll                           20,250          24,224
  Other current liabilities                 52,117          61,132
                                        ----------      ----------
   Total Current Liabilities               274,187         261,715
                                        ----------      ----------
Long-term Debt                             258,467         261,187
                                        ----------      ----------
Other Long-term Liabilities                 57,977          58,276
                                        ----------      ----------
Stockholders' Equity                     1,391,343       1,400,551
                                        ----------      ----------
  Total Liabilities &
   Stockholders' Equity                 $1,981,974      $1,981,729
                                        ==========      ==========

       The accompanying notes are an integral part of these statements.

          MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share data)

                                                 Thirteen Weeks Ended
                                                 April 29,   April 30,
                                                   1995        1994
                                                --------    ----------
Revenues                                         $602,858    $592,509

Cost of goods sold (including occupancy and
             central buying expenses)             427,006     421,380

    Gross Profit                                  175,852     171,129

Expenses and Other Income:
  Selling, general and administrative
   expenses                                       159,994     150,719
  Provision for divisional consolidation                -       5,000
  Interest expense, net                             3,976       7,173
  Other income                                     (4,682)     (6,687)
                                                  159,288     156,205
Income before Provision for Income Taxes           16,564      14,924

Provision for income taxes                          6,613       5,920

    Income before Cumulative Effect of
              Accounting Change                     9,951       9,004

Cumulative effect of accounting change
       for postemployment benefits (net of
               income taxes of $ 700)                 -        (1,100)

Net Income                                       $  9,951    $  7,904

Net Income Per Share (based on
        36,844,050 shares outstanding):
  Income before cumulative effect of
    accounting change                            $    .27    $    .24
     Cumulative effect of accounting
        change for postemployment benefits              -        (.03)
Net Income Per Share                             $    .27    $    .21

Dividends Declared Per Share                     $    .52    $    .51

          The accompanying notes are an integral part of these statements.

          MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                              Thirteen Weeks Ended
                                         April 29,        April 30,
                                            1995             1994
                                        -----------       -----------
Cash Flows From Operating Activities:
Net Income                              $    9,951        $    7,904

Adjustments to reconcile net income
  to net cash used in
  operating activities:
Depreciation and amortization               21,354            22,227
Deferred income taxes                       (1,241)             (847)
Equity in unremitted earnings
  of affiliated companies                      (17)             (106)
Provision for divisional consolidation        -                5,000
Postretirement benefits costs                 -                  200
Cumulative effect of accounting
 change, net of taxes                         -                1,100
Net pension benefit                         (3,651)           (3,912)
Change in inventories                      (75,930)          (69,125)
Change in accounts receivable               56,349            32,671
Change in accounts payable                  38,779            22,206
Net change in other working capital        (37,683)          (17,911)
                                         ----------         ---------
Net cash provided by (used in)
    operating activities                     7,911              (593)

Cash Flows From Investing Activities:
Cash payments for property and equipment   (12,296)          (16,035)
Net change in other noncurrent
 assets and liabilities                         (1)           (2,036)
                                          ---------         --------
Net cash used in investing activities      (12,297)          (18,071)

Cash Flows From Financing Activities:
Payments of notes payable and
   long-term debt                           (2,732)           (4,072)
Dividends paid                              (9,395)           (9,395)
                                          ---------        ---------
Net cash used in financing activities      (12,127)          (13,467)

Net decrease in
 cash and cash equivalents                 (16,513)          (32,131)
Beginning cash and cash equivalents        114,237           194,544
                                          ---------       ----------
Ending cash and cash equivalents        $   97,724        $  162,413
                                        ===========       ==========
Supplemental Cash Flow Information:
Interest paid                           $    9,251        $   12,558
Income taxes paid                       $   26,410        $   25,555

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

   Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1995. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair statement presentation have been included.

   Because of seasonality, the results of operations for the periods presented are not necessarily indicative of the results expected for the year ending February 3, 1996.

 2. Short-term Investments
   Short-term investments which have a maturity of ninety days or less are considered cash equivalents.

 3. Customer Receivables
   Customer receivables are classified as current assets and include some amounts which are due after one year, consistent with industry practice. Customer receivables at April 29, 1995 and January 28, 1995 are net of an allowance for doubtful accounts of $9.2 million and $4.2 million, respectively.

 4. Merchandise Inventories
   All retail inventories are valued by the retail method and stated on the last-in, first-out (LIFO) basis which is lower than market. Since amounts for inventories under the LIFO method are based on an annual determination of quantities and costs, the inventories at interim periods are based on certain estimates relating to quantities and costs as of the fiscal year-end.

                                  (Continued)

          MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
                       NOTES TO CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS
                                 (Continued)

 5. Revenues
   Revenues include sales of leased departments. In the 1995 quarter, revenues also include finance charge income of approximately $3 million earned on Maison Blanche (MB) customer receivables serviced by the Company. In the 1994 quarter, this finance charge income accrued to the Company under a Trust Agreement and was classified as a component of other income.

 6. Provision for Divisional Consolidation
   During the first quarter of 1994, the Company recorded a $5.0 million charge for the consolidation of the Joslins division, centered in Denver, Colorado, with the Jones Store Company division, headquartered in Kansas City, Missouri. The provision was made to cover severance pay for the displacement of approximately 175 associates, early retirement costs for certain qualifying associates and relocation costs. The consolidation of these operations was completed during the first quarter of 1994.

 7. Accounting Change
   During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize an obligation for postemployment benefits provided to former or inactive employees after employment but before retirement. The cumulative effect of this accounting change resulted in a charge of $1.1 million, or $.03 per share, after tax benefits of $.7 million.

          MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION

Material Changes in the Results of Operations For the First Quarter of 1995 Compared to the First Quarter of 1994

Revenues were $603 million for the first quarter of 1995. Sales were $600 million, reflecting an increase of 1.2% over the 1994 quarter. Sales in comparable units increased .7% during the period, as business continued to be sluggish in this highly competitive retail environment.

Cost of good sold, as a percent to total revenue, decreased from 71.1% to 70.8%. This decline was substantially attributable to the inclusion of finance charge revenue in the 1995 quarter. Merchandise margins improved by
 .2% over 1994 but were offset by a .3% increase in costs associated with lower margin leased department sales which increased 15% in the period.

Selling, general and administrative expenses (SG&A), as a percent to total revenue, increased to 26.5% from the 25.4% level of 1994. The increase was primarily attributable to start up costs associated with the Company's assumption of full responsibility for managing its private label credit program at the end of the second quarter of 1995. The private label credit program is currently being managed by an affiliate of Citibank and that service agreement will be terminated effective July 31, 1995. Credit center operating expenses charged to SG&A in 1995 included a $5 million charge (.8% of total revenue) for the partial establishment of a bad debt reserve; and additional personnel costs (.1% of total revenue) for staffing requirements in anticipation of fully taking over the credit program on July 31 of this year. It is anticipated that the credit center will experience somewhat higher operating costs in the second quarter of this year as the expense of finalizing staffing requirements is incurred and the bad debt reserve is fully established. Payroll and payroll related expenses, exclusive of the credit center, declined by .1% and were offset by a .2% increase in marketing and media expenses.

During the first quarter of 1994, the Company recorded a $5 million provision for the consolidation of the Joslins division, centered in Denver, Colorado, with the Jones Store Company division, headquartered in Kansas City, Missouri. The provision covered severance pay, early retirement costs and relocation costs.

Interest expense, net, decreased $3 million in the quarter. The decline in the quarter was primarily the result of the scheduled payment of $110 million of structured debt, bearing an average coupon of 10.4%, during the second quarter of 1994.

                                 (Continued)

          MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION

Material Changes in the Results of Operations For the First Quarter of 1995 Compared to the First Quarter of 1994

Other income declined approximately $2 million in the quarter. The primary elements of this caption in 1995 are the Company's share of finance charge income from the private label credit program which it shares under the terms of a service agreement with Citibank and the Company's share of joint venture income. Other income in the 1994 quarter also included the Company's share of finance charge income earned on the MB customer receivables. The termination of this credit program was concluded in the second quarter of 1994, and the MB customer receivables are currently being serviced by the Company. The finance charge income associated with these MB accounts has been classified as a component of revenue in 1995, resulting in the decline in other income between periods.

The Company's effective tax rate was relatively consistent for both reported periods.

During the first quarter of 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this accounting change resulted in an after tax charge to net income of $1.1 million, or $.03 per share.


Material Changes in Financial Condition From Janaury 28, 1995 to April 29,
1995

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial condition at the above indicated dates.

The decrease in cash and cash equivalents of $16 million during the period was attributable, primarily, to $12 million of payments for capital expenditures and $12 million used for financing activities. This cash outflow was partially offset by $8 million of cash generated by operations.

Net customer receivables decreased $45 million in the period due to a combination of the normal pay down of peak year-end balances and a 3.3% decline in the ratio of private label credit sales to total sales. The decrease also reflects a $5 million bad debt provision made in the quarter as a result of the termination of the service agreement with Citibank effective July 31, 1995. An additional $5 million bad debt provision will be recorded during the second quarter of 1995.

The decrease in other receivables of $11 million was primarily attributable to the contractual arrangement with Citibank under which the Company's share of finance charge income is remitted by the bank in the first quarter of the ensuing year.

Inventories increased $76 million during the period primarily due to the normal replenishment of inventory levels following the Christmas promotional and January clearance periods, as well as the impact of the sluggish business envionment. The increase of $39 million in accounts payable was related to the replenishment of inventory levels.


                                (Continued)

          MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION
                                 (Continued)


Material Changes in Financial Condition From Janaury 28, 1995 to April 29,
1995

Accrued income taxes declined $19 million. This was primarily due to payments of federal and state income taxes, partially offset by provision for taxes on current year income.

There have been no material changes in the Company's capital expenditure requirements from those outlined in the 1994 Annual Report.

The Company satisfies short-term financing needs primarily through internally generated funds. In addition, the Company has available a committed $175 million revolving credit facility and uncommitted lines of credit which total $85 million. At April 29, 1995 and January 28, 1995, no balances were outstanding under these lines of credit. The Company maintained significant cash balances throughout the first quarter, and it was not necessary to use these lines of credit in the period. On May 31, 1995, the Company gave notice of its intention to terminate the revolving credit facility effective
July 31, 1995. The Company is presently negotiating with several financial institution to secure a new revolving credit facility.

On April 5, 1995, the Board of Directors increased the indicated annual dividend rate from $1.02 per share to $1.06 per share. The first payment at the new quarterly rate of $.26-1/2 will be made on June 15, 1995 to holders of record of the common stock at the close of business on May 31, 1995.

             PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) There were no matters submitted to a vote of security holders during the quarterly period ended April 29, 1995.






Item 6 - Exhibits and reports on form 8-K

(a) Exhibit 27 - Financial Data Schedule  (filed electronically).

(b) There were no reports on Form 8-K filed for the quarterly period ended April 29, 1995.







                     SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MERCANTILE STORES COMPANY, INC.
                                        (Registrant)


       June 13, 1995
           (Date)



                                        s/ James M. McVicker
                                (James M. McVicker, Senior Vice President,
                                       and Chief Financial Officer)