Form 10-Q
period 1995-06-29
MERCANTILE STORES CO INC
filed 1995-09-12
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 29, 1995

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_________ to_________

                       Commission File Number 1-3339

                      MERCANTILE STORES COMPANY, INC.
           (Exact name of registrant as specified in its charter)

             Delaware                                       51-0032941
    (State or other jurisdiction                        (I.R.S. Employer
         of incorporation)                             Identification No.)

      9450 Seward Road Fairfield, Ohio                       45014
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

             36,844,050 shares of Common Stock at $.14 2/3 par value
                         as of September 12, 1995

Total number of sequentially numbered pages in this filing, including exhibits thereto: 11
                                  -1-

                    MERCANTILE STORES COMPANY, INC.

                      AND SUBSIDIARY COMPANIES

                             FORM 10-Q

                               INDEX


PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

     Consolidated Condensed Balance Sheets -
       July 29, 1995 and January 28, 1995                    3

     Consolidated Condensed Statements of
       Income - For the thirteen and twenty-six weeks
        ended July 29, 1995 and July 30, 1994                4

     Consolidated Condensed Statements of
       Cash Flows - For the twenty-six weeks
        ended July 29, 1995 and July 30, 1994                5

     Notes to Consolidated Condensed Financial
       Statements                                        6 - 7


  Item 2 - Management's Discussion and Analysis of
             Results of Operations and Financial
             Condition                                  8 - 10


PART II - OTHER INFORMATION


  Item 4 - Submission of Matters to a Vote of
             Security Holders                               11


  Item 6 - Exhibits and Reports on Form 8-K                 11


           MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                             (in thousands)

                                              July 29,       January 28,
                                               1995             1995
     Assets

     Current Assets:
       Cash and cash equivalents           $  121,725        $  114,237
       Receivables:
          Customer, net                       510,174           592,402
          Other                                18,932            27,836
       Inventories                            529,581           468,782
       Other current assets                    25,166            15,488
                                           ----------        ----------
         Total Current Assets               1,205,578         1,218,745

     Investments & Other Noncurrent Assets     80,291            73,878
                                           ----------        ----------
     Deferred Income Taxes                        909               300
                                           ----------        ----------
     Property and Equipment, net              679,691           688,806
                                           ----------        -----------
         Total Assets                      $1,966,469        $1,981,729
                                           ----------        ----------

     Liabilities and Stockholders' Equity

     Current Liabilities:
       Accounts payable                    $  147,316        $  121,667
       Notes payable and current maturities
          of long-term debt                     5,234             5,210
       Accrued income taxes                     3,863            32,381
       Taxes other than income                 26,974            17,101
       Accrued payroll                         22,651            24,224
       Other current liabilities               47,300            61,132
                                            ---------        ----------
         Total Current Liabilities            253,338           261,715
                                            ---------        ----------
     Long-term Debt                           257,616           261,187
                                            ---------        ----------
     Other Long-term Liabilities               57,669            58,276
                                            ---------        ----------
     Stockholders' Equity                   1,397,846         1,400,551
                                            ---------        ----------
     Total Liabilities & Stockholders'
          Equity                           $1,966,469        $1,981,729

      The accompanying notes are an integral part of these balance sheets.

            MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (in thousands, except per share data)

                                            Thirteen Weeks Ended     Twenty-six Weeks Ended
                                            July 29,     July 30,    July 29,      July 30,
                                              1995        1994        1995           1994
Revenues                                  $  642,448   $  619,307   $1,245,306    $1,211,816

Cost of goods sold (including
 occupancy and central buying
 expenses)                                   468,917      455,082      895,923       876,462

    Gross Profit                             173,531      164,225      349,383       335,354

Expenses and Other Income:
  Selling, general and
   administrative expenses                   165,423      148,766      325,417       299,485
  Provision for divisional
   consolidation                                   -            -            -         5,000
  Interest expense, net                        3,938        6,637        7,914        13,810
  Other income                                (6,654)      (7,679)     (11,336)      (14,366)
                                             -------      --------     --------      --------
                                             162,707      147,724      321,995       303,929
Income before Provision for
 Income Taxes                                 10,824       16,501       27,388        31,425

Provision for income taxes                     4,321        6,702      10,934         12,622
    Income before Cumulative Effect of       -------      -------     -------        -------
         Accounting Change                     6,503        9,799      16,454         18,803

Cumulative effect of accounting change
       for postemployment benefits
      (net of income taxes of $ 700)               -            -           -         (1,100)
                                          ----------   ----------    --------     -----------
Net Income                                $    6,503   $    9,799    $ 16,454     $   17,703

Net Income Per Share (based on
        36,844,050 shares outstanding):
    Income before cumulative effect of
         accounting change                $      .18   $      .27    $    .45     $      .51
     Cumulative effect of accounting
        change for postemployment benefits         -            -           -           (.03)
Net Income Per Share                      $      .18   $      .27    $    .45     $      .48

Dividends Declared Per Share              $        -   $        -    $    .52     $      .51

      The accompanying notes are an integral part of these statements.

                  MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                        Twenty-Six Weeks Ended
                                                          July 29,     July 30,
                                                            1995         1994
Cash Flows From Operating Activities:
Net Income                                              $ 16,454      $ 17,703

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                              42,763       44,719
Deferred income taxes                                      (4,288)      (3,779)
Equity in unremitted earnings of affiliated companies         289          164
Provision for divisional consolidation                          -        5,000
Postretirement benefits costs                                   -          200
Cumulative effect of accounting change, net of taxes            -        1,100
  Net pension benefit                                      (7,323)      (7,824)
Change in inventories                                     (60,799)     (73,468)
Change in accounts receivable                              91,132       73,755
Change in accounts payable                                 25,649       36,455
Net change in other working capital items                 (40,049)     (22,654)
                                                         ---------     ---------
Net cash provided by operating activities                  63,828       71,371

Cash Flows From Investing Activities:
  Cash payments for property and equipment                (33,648)      (40,582)
  Net change in other noncurrent assets and liabilities        14        (2,727)
                                                          ---------     --------
Net cash used in investing activities

Cash Flows From Financing Activities:
  Payments of notes payable and long-term debt             (3,547)     (114,017)
  Dividends paid                                          (19,159)      (18,791)
                                                         ---------     ---------
Net cash used in financing activities                     (22,706)     (132,808)

Net increase (decrease) in cash and cash equivalents        7,488      (104,746)
Beginning cash and cash equivalents                       114,237       194,544
                                                          ---------     --------
Ending cash and cash equivalents                        $ 121,725      $  89,798

Supplemental Cash Flow Information:
  Interest paid                                         $  10,808      $  17,671
  Income taxes paid                                     $  43,736      $  43,825

              The accompanying notes are an integral part of these statements.

                                     -5-

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

3.   Customer Receivables
     Customer receivables are classified as current assets and include some amounts which are due after one year, consistent with industry practice. Customer receivables at July 29, 1995 and January 28, 1995 are net of an allowance for doubtful accounts of $15 million and $4.2 million, respectively.

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

                                 (Continued)

         MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
                      NOTES TO CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS
                                 (Continued)


5.   Revenues
     Revenues include sales from retail operations, leased departments and finance charge income earned on the Company's private label credit program with respect to its Maison Blanche (MB) division. In the 1995 thirteen and twenty-six week periods, finance charge income earned was approximately $1.7 million and $4.7 million, respectively. In the 1994 thirteen and twenty-six week periods, finance charge income earned on the MB credit program accrued to the Company under a Trust Agreement and was classified as a component of other income.

6.   Provision for Divisional Consolidation
     During the first quarter of 1994, the Company recorded a $5 million charge for the consolidation of the Joslins division, centered in Denver, Colorado, with the Jones Store Company division, headquartered in Kansas City, Missouri. The provision was made to cover severance pay for the displacement of approximately 175 associates, early retirement costs for certain qualifying associates and relocation costs. The consolidation of these operations was completed during the first quarter of 1994.

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

8.   Subsequent Event
     Effective July 31, 1995, the Company terminated its $175 million revolving credit facility with Citibank. On August 3, 1995, the Company entered into an agreement with a consortium of seven banks for a $200 million unsecured revolving credit facility. The new credit facility is for a term of five years and will be used to satisfy general purpose, short-term funding requiements.

     MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION


Material Changes in the Results of Operations For the Thirteen and Twenty-Six Week Periods of 1995 Compared to the Thirteen and Twenty-Six Week Periods of 1994

Revenues increased by 3.7% to $642 million in the 1995 thirteen week period and increased by 2.8% to $1,245 million during the 1995 twenty-six week period. In the 1995 thirteen and twenty-six week periods, finance charge income earned was approximately $2 million and $5 million, respectively. Sales from retail operations increased $21 million, or 3.5%, for the 1995 second quarter compared with the same period last year and were up $29 million, or 2.4%, for the twenty-six week period. Sales in comparable units increased 2.9% during the current quarter and 1.8% for the first half of 1995.

Cost of goods sold (COGS), as a percent to total revenue, was 73.0% in the 1995 thirteen week period compared to 73.5% in last year's comparable quarter. For the first half of 1995, COGS declined .4% to 71.9%. The improvement in both the thirteen and twenty-six week periods was, in part, due to the inclusion of finance charge revenue in total revenues in 1995. Merchandise margins improved by .2% and .1% during the thirteen and twenty-six week periods, respectively, due to lower markdown activity offset by increased costs associated with lower margin leased department sales (leased department sales increased 18.4% in the thirteen week period and 17.0% for the twenty-six week period). Occupancy and buying costs, which are a component of COGS, declined .2% for the thirteen week period and decreased .4% for the first half of 1995.

Selling, general and administrative expenses (SG&A), as a percent to total revenue, increased 1.7% to 25.7% for the thirteen week period and increased to 26.1% from 24.7% during the first half of 1995. The increase was primarily attributable to start-up costs associated with the Company's assumption of full responsibility for managing its private label credit program at the end of the 1995 second quarter. Down through that time, the private label program had been managed by an affiliate of Citibank and this arrangement was terminated on July 31, 1995.
Credit center operating expenses served to increase SG&A by 1.4% and 1.3%, respectively, in the thirteen and twenty-six periods. Significant among these expenses were the establishment of a bad debt reserve ($5 million and $10 million in the thirteen and twenty-six weeks, respectively) which accounted for approximately one-half of the increased costs in both periods. Incremental payroll costs incurred as the Company staffed-up in anticipation of taking over the credit operation also contributed significantly to this increase in both periods.
Overall, SG&A expenses, exclusive of the credit center operating costs, increased .3% and .2% in the thirteen week and twenty-six week periods, respectively, as decreases in payroll and payroll related costs were more than offset by increases in marketing and supply expenses.

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

Material Changes in the Results of Operations For the Thirteen and Twenty-Six Week Periods of 1995 Compared to the Thirteen and
Twenty-Six Week Periods of 1994

Interest expense, net, decreased $3 million and $6 million during the thirteen and twenty-six week periods, respectively.
The decline in both periods was primarily the result of the scheduled payment of $110 million of structured debt, bearing an average coupon of 10.4%, during the second quarter of 1994.

Other income declined $1 million and $3 million in the thirteen and twenty-six week periods, respectively. The primary elements of this caption in 1995 were the Company's share of finance charge income from the private label credit program which it shared under the terms of a service agreement with Citibank (which terminated on July 31, 1995) and the Company's share of joint venture income.
In 1994, this line item also included the Company's share of finance charge income earned on the MB credit program. This MB credit program was terminated in the second quarter of 1994. MB customer receivables have been serviced by the Company throughout 1995. The finance charge income associated with these customer accounts has been classified as a component of revenue in 1995, resulting in the comparative year-to-year decline in other income in both the thirteen and twenty-six week periods.

The Company's effective tax rate was relatively consistent for both reported periods.

During the first quarter of 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this accounting change resulted in an after tax charge to net income of $1 million, or $.03 per share.

Material Changes in Financial Condition From January 28, 1995 to
July 29, 1995

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which includes the important Christmas selling season. As a result, significant variations can occur when comparing financial condition at the above dates.

The increase in cash and cash equivalents of $7 million during the period was attributable, primarily, to $64 million of cash generated by operations. This cash inflow was substantially offset by $34 million of payments for capital expenditures and $23 million used for financing activities.

Net customer receivables decreased $82 million in the period due to a combination of the normal pay down of peak year-end balances and a 3.0% decline in the ratio of private label credit sales to total sales. The decrease also reflects the $10 million bad debt provision made during the first half of the year as a result of the termination of the service agreement with Citibank effective July 31, 1995.




                                   (Continued)

     MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION
                            (Continued)


Material Changes in Financial Condition From January 28, 1995 to
July 29, 1995

The decrease in other receivables of $9 million was primarily due to the contractual arrangement with Citibank under which the Company's share of finance charge income was remitted to the bank in the first quarter of the ensuing year.

Inventories increased $61 million during the period primarily due to the normal replenishment of inventory levels following the Christmas promotional and January clearance periods. The increase of $26 million in accounts payable was related to the increase in inventory levels.

Accrued income taxes declined $29 million. This was primarily due to payments of federal and state income taxes, partially offset by provision for taxes on current year income.

There have been no material changes in the Company's capital expenditure requirements from those outlined in the 1994 Annual Report.

The Company satisfies short-term financing needs primarily through internally generated funds. On July 31, 1995 the Company terminated a committed $175 million revolving credit facility and shortly thereafter replaced it with a unsecured $200 million revolving credit arrangement. The new facility is a five year agreement with a consortium of seven banks. When used, interest rates will be based, at the Company's option, at either the banks' best rate based on competitive bids or a predefined spread over the LIBOR rate. In addition, the Company has available to it uncommitted lines of credit which total $20 million. At July 29, 1995 and January 28, 1995, no balances were outstanding under the $175 million line or the uncomitted arrangements. The Company maintained significant cash balances throughout the first half of 1995, and it was not necessary to use the lines of credit in effect during the period.

               PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 24, 1995.

(b) At the Annual Meeting of Stockholders of the Company held on May 24, 1995, the three matters described below were submitted to a vote of security holders with the voting results indicated.

     (1) the election of four directors of the Company for the term expiring in 1998.

             Nominee             For        Against
          John A. Herdeg      33,420,059    215,562
          Thomas J. Malone    33,419,301    216,320
          Roger Milliken      33,416,539    219,082
          Francis G. Rodgers  33,419,272    216,349

     (2) the appointment of Arthur Andersen LLP, as independent auditors. (33,546,158 votes in favor, 51,282 votes against and 38,181 votes abstained)

     (3) a Stockholder Proposal relating to the declassification of the Board of Directors. (8,203,530 votes in favor, 21,606,893 votes against and 1,276,598 votes abstained)


Item 6 - Exhibits and reports on form 8-K

(a)  Exhibit 27 - Financial Data Schedule  (filed electronically).

(b) There were no reports on Form 8-K filed for the quarterly period ended July 29, 1995.



                         SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          MERCANTILE STORES COMPANY, INC.
                          (Registrant)


       September 12,1995
            (Date)



                          s/ James M. McVicker
                    (James M. McVicker, Senior Vice President,
                           and Chief Financial Officer)