Form 10-Q
period 1995-09-28
MERCANTILE STORES CO INC
filed 1995-12-12
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

X         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 28, 1995


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

Registrant's telephone number, including area code: (513)881-8000

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

36,844,050 shares of Common Stock at $.14 2/3 par value
                          as of December 12, 1995

          Total number of sequentially numbered pages in this filing, including exhibits thereto: 11

                  MERCANTILE STORES COMPANY, INC.

                     AND SUBSIDIARY COMPANIES

                             FORM 10-Q

                               INDEX


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

     Consolidated Condensed Balance Sheets -
       October 28, 1995 and January 28, 1995                    3

     Consolidated Condensed Statements of
       Income - For the thirteen and thirty-nine weeks
       ended October 28, 1995 and October 29, 1994              4

     Consolidated Condensed Statements of
       Cash Flows - For the thirty-nine weeks
       ended October 28, 1995 and October 29, 1994              5

     Notes to Consolidated Condensed Financial
       Statements                                            6 - 7


Item 2 - Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition                                        8 - 10


PART II - OTHER INFORMATION



     Item 4 - Submission of Matters to a Vote of
                Security Holders                               11


     Item 6 - Exhibits and Reports on Form 8-K                 11

     MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands)
                                  October 28,        January 28,
                                     1995               1995
Assets

Current Assets:
 Cash and cash equivalents            $78,966         $114,237
 Receivables:
   Customer, net                      515,680          592,402
   Other                               11,783           27,836
 Inventories                          684,310          468,782
 Other current assets                  23,349           15,488
 Total Current Assets               1,314,088        1,218,745

Investments & Other Noncurrent Assets  83,793           73,878

Deferred Income Taxes                     705              300

Property and Equipment, net           679,731          688,806
  Total Assets                     $2,078,317       $1,981,729

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                   $213,629         $121,667
  Notes payable and current maturities
    of long-term debt                   5,272            5,210
  Accrued income taxes                 18,841           32,381
  Taxes other than income              31,360           17,101
  Accrued payroll                      28,074           24,224
  Other current liabilities            59,177           61,132
    Total Current Liabilities         356,353          261,715

Long-term Debt                        256,876          261,187

Other Long-term Liabilities            57,559           58,276

Stockholders' Equity                 1,407,529       1,400,551

  Total Liabilities & Stockholders'
    Equity                          $2,078,317      $1,981,729

The accompanying notes are an integral part of these balance sheets.


                MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         (in thousands, except per share data)

                                Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                October 28,  October 29,  October 28,   October 29,
                                  1995         1994         1995          1994
Revenues                        $ 694,765    $679,453     $1,940,071    $1,891,269

Cost of goods sold
 (including occupancy and
  central buying expenses)        470,813     475,208      1,366,736     1,351,670


    Gross Profit                  223,952     204,245        573,335       539,599

Expenses and Other Income:
  Selling, general and
   administrative expenses        173,859     161,845        499,276       461,330
  Provision for divisional
   consolidation                       -            -              -         5,000
  Interest expense, net            3,265        5,190         11,179        19,000
  Other income                    (1,792)      (6,361)       (13,128)      (20,727)
                                 175,332      160,674        497,327       464,603
Income before Provision for
 Income Taxes                     48,620       43,571         76,008        74,996

Provision for income taxes        19,410       17,365         30,344        29,987

    Income before Cumulative
     Effect of Accounting
      Change                      29,210       26,206         45,664        45,009

Cumulative effect of accounting
  change for postemployment
  benefits (net of income
  taxes of $ 700)                     -            -             -        (1,100)

Net Income                       $29,210     $26,206        $45,664       $43,909

Net Income Per Share (based on
  36,844,050 shares outstanding):
   Income before cumulative effect
    of accounting change        $    .79     $   .71        $ 1.24       $   1.22
     Cumulative effect of
      accounting change for
      postemployment benefits          -           -            -           (.03)
Net Income Per Share            $    .79     $   .71        $ 1.24       $   1.19

Dividends Declared Per Share    $    .53     $    .51       $ 1.05       $   1.02

        The accompanying notes are an integral part of these statements.

         MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                             Thirty-Nine Weeks Ended
                                             October 28,   October 29,
                                               1995           1994
Cash Flows From Operating Activities:
Net Income                                   $  45,664       $  43,909

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                 65,082          68,453
  Deferred income taxes                         (3,429)         (3,767)
  Equity in unremitted earnings of
   affiliated companies                            296             230
  Provision for divisional consolidation             -           5,000
  Postretirement benefits costs                      -             200
  Cumulative effect of accounting change,
    net of taxes                                     -           1,100
  Net pension benefit                          (10,995)        (11,736)
  Change in inventories                       (215,528)       (224,044)
  Change in accounts receivable                 92,775          59,009
  Change in accounts payable                    91,962          90,243
  Net change in other working capital items    (11,987)         (5,646)

Net cash provided by operating activities       53,840          22,951


Cash Flows From Investing Activities:
  Cash payments for property and equipment     (56,007)        (61,451)
  Net change in other noncurrent assets and
    liabilities                                     67          (2,938)
Net cash used in investing activities          (55,940)        (64,389)


Cash Flows From Financing Activities:
  Increase in short-term borrowings                  -          28,900
  Payments of notes payable and long-term debt  (4,249)       (114,684)
  Dividends paid                               (28,922)        (28,185)
Net cash used in financing activities          (33,171)       (113,969)

Net decrease in cash and cash equivalents      (35,271)       (155,407)
Beginning cash and cash equivalents            114,237         194,544
Ending cash and cash equivalents              $ 78,966        $ 39,137

Supplemental Cash Flow Information:
  Interest paid                              $  19,441        $ 27,604
  Income taxes paid                          $  47,310        $ 48,363

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

3.   Customer Receivables
     Customer receivables are classified as current assets and include some amounts which are due after one year, consistent with industry practice. Customer receivables at October 28, 1995 and January 28, 1995 are net of an allowance for doubtful accounts of $15.3 million and $4.2 million, respectively.

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

                       (Continued)

     MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS
                            (Continued)

5.   Revenues
     Revenues include sales from retail operations, leased departments and finance charge income earned on customer accounts serviced by the Company under its private label credit program. The service agreement with Citibank was terminated on July 31, 1995 and the Company assumed full responsibility for servicing its private label credit program at the end of the 1995 second quarter. Prior to July 31, 1995, finance charge income earned under this service agreement was classified as a component of other income. In 1994 finance charges earned on the Maison Blanche (MB) credit program were also classified as a component of other income. In the 1995 thirteen and thirty-nine week periods, finance charge income earned was approximately $20.6 million and $25.3 million, respectively.

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

     MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION


Material Changes in the Results of Operations For the Third Quarter and Thirty-Nine Week Period of 1995 Compared to the Third Quarter and Thirty-Nine Week Period of 1994

Revenues increased by 2.3% to $695 million and 2.6% to $1,940 million during the third quarter and thirty-nine week periods of 1995, respectively, versus the 1994 comparable periods. Net retail sales decreased by .8% to $674 million in the 1995 third quarter and increased by 1.2% to $1,915 million in the thirty-nine week period. Sales in comparable units decreased 1.2% during the current quarter and increased .7% during the thirty-nine week period of 1995.
During the 1995 third quarter and thirty-nine week periods, finance charge income was approximately $21 million and $25 million, respectively.

Cost of goods sold (COGS), as a percent to total revenue, was 67.8% in the 1995 third quarter compared to 69.9% in last year's comparable period. For the thirty-nine week period of 1995, COGS declined 1.0% to 70.5%. The improvement in both the third quarter and thirty-nine week periods was due, substantially, to the inclusion of finance charge income in total revenues in 1995. COGS, as a ratio to net retail sales, improved approximately .1% in both periods as improvements in merchandise margins were essentially offset by increased costs associated with lower margin leased department sales (leased department sales increased 11.7% and 15.0% during the third quarter and thirty-nine week periods,respectively). Occupancy and buying costs, which are a component of COGS, increased
 .1%, as a ratio to net retail sales, during the third quarter and were relatively flat for the thirty-nine week period of 1995.

Selling, general and administrative expenses (SG&A), as a percent to total revenue, increased 1.2% to 25.0% for the third quarter and increased to 25.7% from 24.4% during the thirty-nine week period of 1995. The increase was primarily attributable to costs associated with the Company's assumption of full responsibility for managing its private label credit program at the end of the 1995 second quarter. Previously, the private label credit program had been managed by an affiliate of Citibank and this arrangement was terminated on July 31, 1995. Significant among these expenses were a bad debt provision, communications costs, and payroll and payroll related expenses, which combined to increase SG&A by 1.1% and 1.0% in the quarter and thirty-nine week periods, respectively. The remaining increase in SG&A during both periods is primarily attributable to an increase in marketing expense.

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

Material Changes in the Results of Operations For the Third Quarter and Thirty-Nine Week Period of 1995 Compared to the Third Quarter and Thirty-Nine Week Period of 1994

Interest expense, net, decreased $2 million and $8 million during the third quarter and thirty-nine week periods, respectively. The decline in the quarter was due primarily to interest income earned on higher levels of invested cash. In the thirty-nine week period, two-thirds of the reduction was attributable to the payment of $110 million of structured debt, bearing an average coupon of 10.4%, which took place during the second quarter of 1994.

The primary components of other income in 1995 are the Company's portion of joint venture income and the Company's share of finance charge income earned through July 31, 1995 under the terms of a service agreement with Citibank. In 1994, this line item also included the Company's share of finance charge income earned on the MB credit program. The decrease in other income of $5 million and $8 million in the third quarter and thirty-nine week periods, respectively, was primarily the result of a change in management of the Company's private label credit program. The service agreement with Citibank was terminated on July 31, 1995 and finance charge income earned on customer accounts subsequently to that date has been classified as a component of revenues. The trust and servicing agreement associated with the Company's MB credit program was terminated in the second quarter of 1994 and finance charge earned on MB customer accounts has been classified as component of revenues in 1995.

The Company's effective tax rate was relatively consistent for both reported periods.

During the first quarter of 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this accounting change resulted in an after tax charge to net income of $1 million, or $.03 per share.

Material Changes in Financial Condition From January 28, 1995 to
October 28, 1995

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which includes the important Christmas selling season. As a result, significant variations can occur when comparing financial condition at the above dates.

The decrease in cash and cash equivalents of $35 million during the period was attributable, primarily, to $56 million of payments for capital expenditures and $29 million of dividend payments. This cash outflow was partially offset by $54 million of cash generated from operations.

Net customer receivables decreased $77 million in the period due to a combination of the normal decline in peak year-end balances and a 3.4% decline in private label credit sales. The decrease also reflects an increase in the bad debt reserve made during the year primarily as a result of the termination of the service agreement with Citibank.


                            (Continued)

     MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION
                            (Continued)


Material Changes in Financial Condition From January 28, 1995 to
October 28, 1995

The decrease in other receivables of $16 million was primarily due to the contractual arrangement with Citibank under which the Company's share of finance charge income for fiscal 1994 was remitted by the bank in the first quarter of fiscal 1995. The
Company's share of finance charge income for fiscal 1995 was remitted by the bank in the 1995 third quarter and upon termination of the contractual arrangement.

Inventories increased $216 million during the period primarily due to the normal replenishment of inventory levels which are traditionally at their low point at the end of the fiscal year and approximate peak levels by the end of the third quarter. The increase of $92 million in accounts payable was related to the increase in inventory levels.

There have been no material changes in the Company's capital expenditure requirements from those outlined in the 1994 Annual
Report.

The Company satisfies short-term financing needs primarily through internally generated funds. On July 31, 1995 the Company cancelled a committed $175 million revolving credit facility and during third quarter replaced it with a committed unsecured $200 million revolving credit arrangement. The new facility is a five year agreement with a consortium of seven banks. When used, interest rates will be based, at the Company's option, at either the banks' best rates under a competitive bid environment or a predefined spread over the LIBOR rate. In addition, the Company has available uncommitted lines of credit which total $20 million. At October 28, 1995 and January 28, 1995, no balances were outstanding under the credit arrangements. The Company maintained significant cash balances throughout the thirty-nine week period of 1995, and it was not necessary to use the lines of credit in effect during the period.

                    PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) There were no matters submitted to a vote of security holders during the quarterly period ended October 28, 1995.






Item 6 - Exhibits and reports on form 8-K

   (a) Exhibit 27 - Financial Data Schedule (filed electronically).

   (b) There were no reports on Form 8-K filed for the quarterly period ended October 28, 1995.



                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MERCANTILE STORES COMPANY, INC.
                                   (Registrant)


       December 12, 1995
            (Date)



                                s/James M. McVicker
                      (James M. McVicker, Senior Vice President,
                             and Chief Financial Officer)