Form 10-K
period 1996-02-03
MERCANTILE STORES CO INC
filed 1996-04-29
CIK 64923

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K


X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended February 3, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                      Commission file number 1-3339

                       MERCANTILE STORES COMPANY, INC.
           (Exact name of registrant as specified in its charter)

        Delaware                                        51-0032941
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
      incorporation)

9450 Seward Road, Fairfield, Ohio                      45014
(Address of principal executive                     (Zip Code)
           offices)

Registrant's telephone number, including area code    (513) 881-8000

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
Title of each class	                   		     which registered
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

                         Yes  X    No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Company's voting stock held by non-affiliates based on the closing price on the New York Stock
Exchange at April 26, 1996 was $1,366,569,200.

The number of shares outstanding of the registrant's common stock, $.14 2/3 par value was 36,844,050 at April 26, 1996.

DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant's 1995 Annual Report to Stockholders are incorporated into Parts I, II and IV.
2. Portions of Registrant's Proxy Statement, dated April 19, 1996, relating to the Annual Meeting of Stockholders to be held on May 22,1996 filed pursuant to Regulation 14A, are incorporated by reference into Parts I and III of this Form 10-K.

                           PART I

Item 1.    Business.

Mercantile Stores Company, Inc. ("Company" or "Registrant") was incorporated under the laws of the State of Delaware on January 10, 1919. The Company is listed on the New York Stock Exchange (NYSE designation of MST) and is engaged in general merchandise department store retailing.

The Company's business is highly competitive. The Company's strategy is to cater to middle and upper income customers by carrying wide of national brand items and goods sold under the Company's private label with emphasis on apparel, accessories and fashion home products. Its stores compete with other national, regional and local retail establishments, including department stores, specialty stores and discount stores which carry similar lines of merchandise. The Company's competitive methodology focuses on value, customer service, fashion, selection, marketing and store location.

The retail business is highly seasonal. The fourth quarter, which includes the Christmas season, is the most significant selling period. For the year ended February 3, 1996, the fourth quarter accounted for approximately 34% of consolidated retail sales and 63% of consolidated net income.

The Company regularly employs on a full or part-time basis an average of approximately 31,700 associates, of which approximately 19,600 are considered full-time equivalents.

The following portions from the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996 are incorporated herein by reference: Financial Highlights (inside front cover); Management's Discussion and Analysis (pages 11-14); Note 1 (pages 21-22) and Note 2 (page 22) of Notes to Consolidated Financial Statements; Ten-Year Selected Financial Data (pages 30-31).

Item 2.    Properties.

The Company's typical store averages 170,000 in size square feet and are located in seventeen different states under thirteen different names. The following table summarizes the property ownership and applicable square footage of the ninety seven department stores and four specialty stores operated by the Company as of February 3, 1996:

                                 Number of            Square
                                 Stores               Footage
                                _________           _________
              Owned Stores         58               8,840,877
              Leased Stores        43               7,458,658
                               _________           _________
                        Total      101             16,299,535

Management's Discussion andf Analysis (pages 11-14); Note 1 (pages 21-22) of Notes to Consolidated Financial Statements and Store Divisions and Locations (pages 32-33) from the Registrant's Annual Report to Stockholders for fiscal year ended February 3, 1996 are incorporated herein by reference.

Item 3.    Legal Proceedings.

Information required by Item 3 is incorporated by reference to Note 9 (page 28) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996 and to the information set forth under the caption "Litigation" included in the Registrant's definitive Proxy Statement, dated April 19, 1996, relating to the Annual Meeting of Stockholders to be held on May 22, 1996 and filed pursuant to Regulation 14A.

Item 4.    Submission of Matters to a Vote of Security Holders.

None


                               PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
               Matters.

Market and Dividend Information (page 15) and Stockholder Information (inside back cover) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996 are incorporated herein by reference.

Item 6.    Selected Financial Data.

The Ten-Year Selected Financial Data (pages 30-31) and Notes to Consolidated Financial Statements (pages 21-28) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996 are incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Management's Discussion and Analysis (pages 11-14) and Notes to Consolidated Financial Statements (pages 21-28) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996 are incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements (pages 17-20), Notes to Consolidated Financial Statements (pages 21-28), Report of Independent Public Accountants (page 16), which includes an explanatory paragraph that describes the change in the methods of accounting for postemployment benefits discussed in Note 7 and accounting for income taxes discussed in Note 6 of Notes to Consolidated Financial Statements, and Quarterly Results (page 29) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures.

None.

                    PART III




Item 10.   Directors and Executive Officers of the Registrant.

The information set forth under the captions "Election of Directors", "Stock Ownership of Management", "Other Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Registrant's definitive Proxy Statement, dated April 19, 1996, relating to the Annual Meeting of Stockholders to be held on May 22, 1996 and filed pursuant to Regulation 14A, is incorporated herein by reference.

Item 11.   Executive Compensation.

The information set forth under the captions "Management Remuneration", "Compensation Committee Interlocks and Insider Participation", "Pension Plans", "Severance Protection Agreements", and "Directors' Compensation" included in the Registrant's definitive Proxy Statement, dated April 19, 1996, relating to the Annual Meeting of Stockholders to be held on May 22, 1996 and filed pursuant to Regulation 14A, is incorporated herein by reference. Notwithstanding the foregoing, (i) the information set forth in said Proxy Statement under the caption "Report of the Compensation Committee" and (ii) the information set forth under the caption "Performance Graph" in said Proxy Statement, is not incorporated herein by reference or in any other filing of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the captions "Stock Ownership of Management" and "Stock Ownership of Certain Beneficial Owners" included in the Registrant's definitive Proxy Statement, dated April 19, 1996, relating to the Annual Meeting of Stockholders to be held on May 22, 1996 and filed pursuant to Regulation 14A, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information set forth under the caption "Transactions with Management and Others" included in the Registrant's definitive Proxy Statement, dated April 19, 1996, relating to the Annual Meeting of Stockholders to be held on May 22, 1996 and filed pursuant to Regulation 14A, is incorporated herein by reference.

                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A. 1. The following Consolidated Financial Statements of Mercantile Stores Company, Inc., Notes to Consolidated Financial Statements and Report of Independent Public Accountants, from the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996 are incorporated herein by reference:

           (a) Statements of Consolidated Income and Retained Earnings for the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994 - page 17.

           (b) Consolidated Balance Sheets as of February 3,1996 and January 28, 1995 - pages 18 and 19.

           (c) Statements of Consolidated Cash Flows for the fiscal years ended February 3, 1996, January 28, 1995 and
               January 29, 1994 - page 20.

           (d) Notes to Consolidated Financial Statements - pages 21-28.

           (e) Report of Independent Public Accountants, which includes an explanatory paragraph that describes the change in the methods of accounting for postemployment benefits discussed in Note 7 and accounting for income taxes discussed in Note 6 of Notes to Consolidated Financial Statements - page 16.

      2. Financial Statement Schedules of the Registrant and Consolidated Subsidiaries included herein:

            (a) Report of Independent Public Accountants, on the schedule listed below.

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

        *(10.a)- The Severance Protection Agreement, dated as of May 1, 1995, between David L. Nichols and the Company.

        *(10.b)- The Form Severance Protection Agreements, dated as of May 1, 1995, between the Company and each of James M. McVicker, Randolph L. Burnette, James
                 D. Cain and Paul E. McLynch.

         (13)- The Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996.

         (21)-   A listing of the subsidiaries of the Registrant.

         (23)-   Consent of Independent Public Accountants.

         (24)-   Power of Attorney.

         (27)-   Financial Data Schedule.
- ---------------------
* - Management contract or compensatory plan.


B. No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended February 3, 1996.


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


Date: April 29, 1996.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     s/David L. Nichols
__________________________________   ____________________________
        David L. Nichols                 * Thomas J. Malone
      (Chairman of the Board)                (Director)
  As Principal Executive Officer


  s/James M. McVicker
___________________________________    _________________________
   James M. McVicker                    * Lawrence R. Pugh
(Senior Vice President and                  (Director)
  Chief Financial Officer)

__________________________________    ___________________________
  * John A. Herdeg                      * Gerrish H. Milliken
      (Director)                              (Director)

_________________________________      _________________________
   * Roger K. Smith                     * Minot K. Milliken
     (Director)                              (Director)

_________________________________       ________________________
   * George S. Moore                    * Roger Milliken
       (Director)                           (Director)

________________________________        ________________________
   * Francis G. Rodgers                 * H. Keith H. Brodie, MD
      (Director)                            (Director)



* BY:  s/David L. Nichols
         David L. Nichols

Date: April 29, 1996


An original Power of Attorney authorizing David L. Nichols,
James M. McVicker and William A. Carr and each of them to sign this report hereto as Attorneys for Directors of the Registrant is being filed concurrently with the Securities and Exchange Commission.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Mercantile Stores Company, Inc:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Mercantile Stores Company, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 25, 1996.
Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Part IV Item 14(A)(2)(b) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP

Cincinnati, Ohio
March 25, 1996

                           MERCANTILE STORES COMPANY, INC.
                                     SCHEDULE  II
                          VALUATION AND QUALIFYING ACCOUNTS



Column A                             Column B          Column C - Additions        Column D         Column E
                                    Balance at     Charged to      Charged to     Deductions        Balance at
                                    beginning      costs and         other        write offs net      end of
Description                         of period       expenses       accounts       of recoveries       period

Allowance for Doubtful Accounts:

Year Ended February 3, 1996          $3,100        $20,282        $     0          $6,883             $16,499

Year Ended January 28, 1995              $0         $1,462        $ 3,130(A)       $1,492              $3,100

Year Ended January 29, 1994          Not Applicable

    Note:
    (A) - Prior to November 1993, the Company sold all Maison Blanche customer receivables to MB Funding Trust, an unaffiliated company. This agreement was terminated during fiscal 1994 (see Note 3 of Notes to Consolidated Financial Statement). Upon completion of the termination process, the customer receivables, net of an allowance for doubtful accounts, were transferred to the Company from MB Funding Trust.

                                                     -9-