Form 10-Q
period 1996-05-04
MERCANTILE STORES CO INC
filed 1996-06-17
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-Q

    [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended May 4, 1996

    [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from_________to_________

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

                                Yes [X]      No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            36,844,050 shares of Common Stock at $.14 2/3 par value
                               as of June 17, 1996

        Total number of sequentially numbered pages in this filing, including exhibits thereto: 10

                         MERCANTILE STORES COMPANY, INC.
                            AND SUBSIDIARY COMPANIES

                                   FORM 10-Q

                                      INDEX


          PART I - FINANCIAL INFORMATION

               Item 1 - Financial Statements:

                    Consolidated Condensed Balance Sheets -
                       May 4, 1996 and February 3, 1996            3

                    Consolidated Condensed Statements of
                       Income - For the thirteen weeks ended
                       May 4, 1996 and April 29, 1995              4

                    Consolidated Condensed Statements of
                       Cash Flows - For the thirteen weeks
                       ended May 4, 1996 and April 29, 1995        5

                    Notes to Consolidated Condensed Financial
                       Statements                                 6 - 7


               Item 2 - Management's Discussion and Analysis of
                              Results of Operations and Financial
                              Condition                           8 - 9


          PART II - OTHER INFORMATION


               Item 4 - Submission of Matters to a Vote of
                              Security Holders                     10


               Item 6 - Exhibits and Reports on Form 8-K           10

             MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                               May 4,    February 3,
                                                1996         1996
     Assets

     Current Assets:
       Cash and cash equivalents         $    161,321    $   161,893
       Receivables:
          Customer, net                       529,573        559,544
          Other                                13,863         15,078
       Inventories                            568,772        523,573
       Other current assets                    23,992         26,296
                                            ---------      ---------
         Total Current Assets               1,297,521      1,286,384

     Prepaid Pension & Other
         Noncurrent Assets                     90,296         87,107

     Property and Equipment, net              678,331        701,233

                                            ---------      ---------
         Total Assets                    $  2,066,148    $ 2,074,724
                                            ---------      ---------

     Liabilities and Stockholders' Equity

     Current Liabilities:
       Accounts payable                  $    147,945    $   106,645
       Notes payable and current
          maturities of long-term debt          6,861          6,147
       Accrued income taxes                    28,615         40,533
       Taxes other than income                 24,456         21,352
       Accrued payroll                         22,791         28,585
       Other current liabilities               48,790         69,546
                                            ---------      ---------
         Total Current Liabilities            279,458        272,808

     Long-term Debt                           251,396        254,926

     Other Long-term Liabilities               57,174         61,877

     Stockholders' Equity                   1,478,120      1,485,113

     Total Liabilities &                    ---------      ---------
       Stockholders' Equity              $  2,066,148    $ 2,074,724
                                            ---------      ---------

   The accompanying notes are an integral part of these balance sheets.

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (in thousands, except per share data)


                                              Thirteen Weeks Ended
                                          May 4,             April 29,
                                           1996                1995

Revenues                             $    655,409        $    602,858

Cost of goods sold (including
    occupancy and central
        buying expenses)                  452,969             427,006

                                          -------             -------
    Gross Profit                          202,440             175,852


Expenses and Other Income:
  Selling, general and
     administrative expenses              168,251             159,994
  Interest expense, net                     2,414               3,976
  Other income                             (2,314)             (4,682)
  Impairment charge                        12,000                 -
                                          -------             -------
                                          180,351             159,288

Income before Provision for               -------             -------
    Income Taxes                           22,089              16,564

Provision for income taxes                  8,818               6,613
                                          -------             -------
Net Income                           $     13,271        $      9,951
                                          -------             -------

Net Income Per Share (based on
   36,844,050 shares outstanding)    $        .36        $        .27
                                          -------             -------

Dividends Declared Per Share         $        .55        $        .52
                                          -------             -------


    The accompanying notes are an integral part of these statements.

                MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                              Thirteen Weeks Ended
                                              May 4,         April 29,
                                               1996             1995
Cash Flows From Operating Activities:
Net Income                                  $ 13,271        $  9,951

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                 19,602          21,354
Deferred income taxes                         (3,594)         (1,241)
Impairment charge                             12,000            -
Equity in unremitted earnings of
   affiliated companies                          183             (17)
Net pension benefit                           (3,552)         (3,651)
Change in inventories                        (45,199)        (75,930)
Change in accounts receivable                 31,186          56,349
Change in accounts payable                    41,300          38,779
Net change in other working capital items    (45,225)        (37,683)
                                            --------         -------
Net cash provided by operating activities     19,972           7,911

Cash Flows From Investing Activities:
Cash payments for property and equipment      (8,047)         (12,296)
Net change in other noncurrent assets and
      liabilities                                 82               (1)
                                             -------          -------
Net cash used in investing activities         (7,965)         (12,297)

Cash Flows From Financing Activities:
Payments of notes payable and long-term debt  (2,816)           (2,732)
Dividends paid                                (9,763)           (9,395)
                                             -------           -------
Net cash used in financing activities        (12,579)          (12,127)
                                             -------           -------
Net decrease in cash and cash equivalents       (572)          (16,513)
                                             -------           -------
Beginning cash and cash equivalents          161,893           114,237
                                             -------           -------
Ending cash and cash equivalents           $ 161,321      $     97,724
                                             -------           -------
Supplemental Cash Flow Information:
  Interest paid                            $   8,599      $      9,251
  Income taxes paid                        $  24,385      $     26,410


   The accompanying notes are an integral part of these statements.

                 MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Nature of Operations
     Mercantile Stores Company, Inc. (the Company) is a conventional department store retailer engaged in the general merchandising business. The Company operates 97 department stores and 4 specialty stores under 13 different names in a total of 17 states. The stores are located in 50 different markets within these states. A subsidiary, Mercantile
     Credit Corp., headquartered in Baton Rouge, Louisiana, provides servicing for the Company's private label credit program. In addition to its department and credit operations, the Company maintains a partnership interest in five operating shopping center ventures and one land ownership venture.

2.   Accounting Policies
     The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1996. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair statement presentation have been included.

     Because of seasonality, the results of operations for the period presented are not necessarily indicative of the results expected for the year ending February 1, 1997.

3.   Revenues
     Revenues include sales from retail operations, leased departments and finance charge revenue earned on customer accounts serviced by the Company under its private label credit program. Finance charge revenue from the Company's private label credit program is recognized in the period in which it is earned. Finance charge revenue amounted to $22 million in 1996 and $3 million in 1995. Prior to August 1, 1995, the Company had in place an agreement whereunder a bank serviced substantially all of its private label credit program. The Company's share of finance charge income earned under this service agreement was classified as a component of other income.


                                      (Continued)

                 MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                       (Continued)


4.   Short-term Investments
     Short-term investments which have a maturity of ninety days or less are considered cash equivalents.

5.   Customer Receivables
     Customer receivables are classified as current assets and include some amounts which are due after one year, consistent with industry practice. Customer receivables at May 4, 1996 and February 3, 1996 are net of an allowance for doubtful accounts of $15.7 million and $16.5 million, respectively.

6.   Merchandise Inventories
     All retail inventories are valued by the retail method and stated on the last-in, first-out (LIFO) basis which is lower than market. Since amounts for inventories under the LIFO method are based on an annual determination of quantities and costs, the inventories at interim periods are based on certain estimates relating to quantities and costs as of the fiscal year-end.

7.   Impairment Charge
     During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which addresses the identification and measurement of asset impairments and requires the recognition of impairment losses on long-lived assets when carrying values exceed expected future cash flows. The Company evaluated its investment in long-lived assets on an individual store basis. Based upon an assessment of historical and projected operating results, it was determined that the carrying value of certain operating stores was impaired under the criteria defined in SFAS No. 121. As a result, the Company recorded a pre-tax impairment charge of $12 million (a net of tax impact of $.20 per share) to write down the carrying value of these assets to their estimated fair value. The fair value of these assets was based on operating projections and discounted future cash flows.

         MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


Material Changes in the Results of Operations For the First Quarter of 1996 Compared to the First Quarter of 1995.

Revenues increased by 8.7% to $655 million in the first quarter of 1996. Sales from retail operations were $633 million in the quarter, an increase of 5.6% over the first quarter of 1995. Retail sales in comparable operations increased 6.1% during the period. Finance charge revenue totaled $22 million in the first quarter of 1996 compared to $3 million in the first quarter of 1995. The increase in finance charge revenue is attributable to changes in the servicing of the Company's private label credit programs, as discussed in Note 3 of Notes to Consolidated Condensed Financial Statements.

Cost of goods sold (COGS), as a percent to revenues, was 69.1% in 1996 compared to 70.8% last year. The improvement during the period was attributable to the increase in finance charge revenue. Excluding the impact of finance charge revenue, COGS as a percent to retail sales, increased by
 .4% in comparison to the prior year. This increase was primarily attributable to a 23% increase in lower margin leased department sales partially offset by a decrease in occupancy costs. An increase in the estimated LIFO provision also served to increase COGS by .2%.

Selling, general and administrative expenses, as a percent to total revenue, were 25.7% in the 1996 quarter versus 26.5% last year. Payroll and payroll related expenses declined .6% due to higher productivity levels associated with the increase in retail sales and finance charge revenue. Bad debt expense declined .4%, as the 1995 first quarter reflected a $5 million charge for the partial establishment of a bad debt reserve in preparation for the Company assuming full responsibility for servicing its private label credit program. Other operating expenses increased .2% in the 1996 first quarter.

Interest expense, net, decreased $1.6 million in the quarter. This decline primarily resulted from increased interest income earned on higher levels of invested cash.

The decline of $2.3 million in other income in the quarter was attributable to the changes in the servicing of the Company's private label credit program. Prior to August 1, 1995, the Company's share of finance charge revenue earned under the servicing agreement with Citibank was classified as a component of other income.

During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which addresses the identification and measurement of asset impairments and requires the recognition of impairment losses on long-lived assets when carrying values exceed expected future cash flows. The application of this new accounting standard resulted in a pre-tax impairment charge of $12 million to write down the carrying value of certain operating stores to their estimated fair value.

The Company's effective tax rate was consistent for both reported periods at 39.9%.

                                   (Continued)

       MERCANTILE STORES COMPANY, INC.  AND SUBSIDIARY COMPANIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION
                                 (Continued)

Material Changes in Financial Condition From February 3, 1996 to May 4, 1996

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompass the important Christmas selling season. As a result, significant variations can occur when comparing financial condition at the above dates.

The Company's cash position remained consistent between the reported periods as the $20 million of cash provided by operations was absorbed by cash used for investing and financing activities.

Net customer receivables decreased $30 million due to the normal pay down of peak year-end balances

Inventories increased $45 million in the quarter due to the normal replenishment of inventory levels following the Christmas promotional and January clearance periods. The increase in accounts payable is partially attributable to this inventory increase.

There have been no material changes in the Company's anticipated capital expenditure requirements from those indicated in the 1995 Annual Report.

The Company satisfies its short-term financing needs primarily through internally generated funds. In addition, the Company has in place a committed, unsecured $200 million revolving credit facility. This arrangement is a five year agreement, expiring in August, 2000, and is with a consortium of seven banks. When used, interest rates will be based, at the Company's option, on either the banks' best rates under a competitive bid environment or a predefined spread over the LIBOR rate. In addition to this committed facility, the Company has available to it uncommitted lines of credit totaling $20 million. The Company maintained significant cash balances throughout the first quarter of 1996 and it was not necessary to use any of these credit arrangements during the period.


                                   (Continued)

               PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) There were no matters submitted to a vote of security holders during the quarterly period ended May 4, 1996.






Item 6 - Exhibits and reports on form 8-K

(a)  Exhibit 27 - Financial Data Schedule  (filed electronically).

(b) There were no reports on Form 8-K filed for the quarterly period ended May 4, 1996.



               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MERCANTILE STORES COMPANY, INC.
                                  (Registrant)


       June 17,1996
          (Date)



                               s/ James M. McVicker
                              (James M. McVicker,
                               Senior Vice President,
                            and Chief Financial Officer)