Form 10-Q
period 1996-08-03
MERCANTILE STORES CO INC
filed 1996-09-17
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 3, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________

                      Commission File Number 1-3339

                         MERCANTILE STORES COMPANY, INC.
               (Exact name of registrant as specified in its charter)

                    Delaware                          51-0032941
         (State or other jurisdiction     (I.R.S Employer Identification No.)
              of incorporation)

          9450 Seward Road Fairfield, Ohio                45014
       (Address of principal executive offices)         (Zip Code)

   Registrant's telephone number, including area code:    (513) 881-8000

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

             36,844,050 shares of Common Stock at $.14 2/3 par value
                            as of September 17, 1996

     Total number of sequentially numbered pages in this filing, including exhibits thereto: 11

                         MERCANTILE STORES COMPANY, INC.

                           AND SUBSIDIARY COMPANIES

                                 FORM 10-Q

                                    INDEX


          PART I - FINANCIAL INFORMATION

               Item 1 - Financial Statements:                   Page

                    Consolidated Condensed Balance Sheets -
                      August 3, 1996 and February 3, 1996         3

                    Consolidated Condensed Statements of
                      Income - For the thirteen week and
                               twenty-six week periods ended
                               August 3, 1996 and July 29, 1996    4

                    Consolidated Condensed Statements of
                      Cash Flows - For the twenty-six weeeks
                                   ended August 3, 1996 and
                                   July 29, 1995                    5

                     Notes to Consolidated Condensed Financial
                       Statements                                  6 - 7


                Item 2 - Management's Discussion and Analysis of
                              Results of Operations and Financial
                              Condition                            8 - 10


             PART II - OTHER INFORMATION


                Item 4 - Submission of Matters to a Vote of
                              Security Holders                       11



                Item 6 - Exhibits and Reports on Form 8-K            11

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                         August 3,        February 3,
                                           1996              1996
     Assets

     Current Assets:
       Cash and cash equivalents       $    177,922     $    161,893

       Receivables:
          Customer, net                     503,958          559,544
          Other                              11,367           15,078
       Inventories                          533,682          523,573
       Other Assets                          24,020           26,296
     Total Current Assets                 1,250,949        1,286,384

     Prepaid Pension & Other
          Noncurrent Assets                  91,580           87,107

     Property and Equipment, net            708,407          701,233

     Total Assets                      $  2,050,936     $  2,074,724


     Liabilities and Stockholders' Equity

     Current Liabilities:
       Accounts payable                 $   138,359      $   106,645
       Notes payable and current
          maturities of long-term debt        6,905            6,147
       Accrued income taxes                  13,338           40,533
       Taxes other than income               26,509           21,352
       Accrued payroll                       27,177           28,585
       Other current liabilities             39,149           69,546
         Total Current Liabilities          251,437          272,808

     Long-term Debt                         250,604          254,926

     Other Long-term Liabilities             56,341           61,877

     Stockholders' Equity                 1,492,554        1,485,113

    Total Liabilities &
       Stockholders' Equi ty            $ 2,050,936      $ 2,074,724

   The accompanying notes are an integral part of these balance sheets.

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                        (in thousands, except per share data)


                               Thirteen Weeks         Twenty-Six Weeks
                                  Ended                     Ended
                          August 3,   July 29,      August 3,    July 29,
                            1996       1995           1996         1995

Revenues                $ 659,527    $ 642,448   $ 1,314,936   $ 1,245,306

Cost of goods sold
 (including occupancy
  and central buying
      expenses)           467,927      468,917       920,896       895,923


  Gross Profit            191,600      173,531       394,040       349,383

Expenses and Other Income:

 Selling, general and
  administrative expenses 168,112      165,423       336,363       325,417

  Interest expense, net     2,222        3,938         4,636         7,914

  Other income             (2,755)      (6,654)       (5,069)      (11,336)

  Impairment charge           -            -          12,000           -
                          167,579      162,707       347,930       321,995


Income before Provision
  for Income Taxes         24,021       10,824        46,110        27,388

Provision for income taxes  9,587        4,321        18,405        10,934

Net Income              $  14,434    $   6,503   $    27,705   $    16,454


Net Income Per Share
(based on 36,844,050
  shares outstanding)   $     .39    $     .18    $      .75   $       .45



Dividends Declared
  Per Share             $     -      $      -     $      .55   $       .52


The accompanying notes are an integral part of these statements.

             MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                               Twenty-Six Weeks Ended

                                               August 3,      July 29,
                                                 1996           1995
Cash Flows From Operating Activities:
Net Income                                    $  27,705      $  16,454

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                  39,275         42,763
  Deferred income taxes                          (4,881)        (4,288)
  Impairment charge                              12,000            -
  Equity in unremitted earnings of
   affiliated companies                             391            289
  Net pension benefit                            (5,304)        (7,323)
  Change in inventories                         (10,109)       (60,799)
  Change in accounts receivable                  59,297         91,132
  Change in accounts payable                     31,714         25,649
  Net change in other working capital items     (52,334)       (40,049)
Net cash provided by operating activities        97,754         63,828

Cash Flows From Investing Activities:
  Cash payments for property and equipment      (57,796)       (33,648)
  Net change in other noncurrent assets and
   liabilities                                     (101)            14
Net cash used in investing activities           (57,897)       (33,634)

Cash Flows From Financing Activities:
  Payments of notes payable and long-term debt   (3,564)        (3,547)
  Dividends paid                                (20,264)       (19,159)
Net cash used in financing activities           (23,828)       (22,706)

Net increase in cash and cash equivalents        16,029          7,488
Beginning cash and cash equivalents             161,893        114,237
Ending cash and cash equivalents              $ 177,922      $ 121,725

Supplemental Cash Flow Information:
  Interest paid                               $   9,945      $  10,808
  Income taxes paid                           $  52,946      $  43,736

    The accompanying notes are an integral part of these statements.

             MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Nature of Operations

     Mercantile Stores Company, Inc. (the Company) is a conventional department store retailer engaged in the general merchandising business. The Company operates 97 department stores and four specialty stores under 13 different names in a total of 17 states. The stores are located in 50 different markets within these states. A subsidiary, Mercantile Credit Corp., headquartered in Baton Rouge, Louisiana, provides servicing for the Company's private label credit program.
     In addition to its department store and credit operations, the Company maintains a partnership interest in five operating shopping center ventures and one land ownership venture.

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

3.   Revenues

     Revenues include sales from retail operations, leased departments and finance charge revenue earned on customer accounts serviced by the Company under its private label credit program. Finance charge revenue from the Company's private label credit program is recognized in the period in which it is earned. Finance charge revenue for the 1996 second quarter and six month periods ending August 3, 1996 amounted to $20 million and $42 million, respectively, compared to $2 million and $5 million for the 1996 second quarter and six month periods ending July 29, 1995. Prior to August 1, 1995, the Company had in place an agreement whereunder a bank serviced substantially all of its private label credit program.
     The Company's share of finance charge income earned under the service agreement was classified as a component of other income.

               MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    (Continued)

4.   Short-term Investments

     Short-term investments which have a maturity of ninety days or less are considered cash equivalents.

5.   Customer Receivables

     Customer receivables are classified as current assets and include some amounts which are due after one year, consistent with industry practice. Customer receivables at August 3, 1996 and February 3, 1996 are net of an allowance for doubtful accounts of $17.3 million and $16.5 million, respectively.

6.   Merchandise Inventories

     All retail inventories are valued by the retail method and stated on the last-in, first-out (LIFO) basis which is lower than market. Since inventories under the LIFO method are based on an annual determination of quantities and costs, the inventories at interim periods are based on certain estimates relating to quantities and costs as of the fiscal year-end.

7.   Impairment Charge

     During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which addresses the identification and measurement of asset impairments and requires the recognition of impairment losses on long-lived assets when carrying values exceed expected future cash flows. The Company evaluated its investment in long-lived assets on an individual store basis. Based upon an assessment of historical and projected operating results, it was determined that the carrying value of certain operating stores was impaired under the criteria defined in SFAS No. 121. As a result, the Company recorded a pre-tax impairment charge of $12 million (a net of tax impact of $7.2 million, or $.20 per share) to write down the carrying value of these assets to their estimated fair value. The fair value of these assets was based on operating projections and discounted future cash flows.

               MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                         OPERATIONS AND FINANCIAL CONDITION

Material Changes in the Results of Operations for the Second Quarter and Six Month Periods of 1996 Compared to the Second Quarter and Six Month Periods of 1995.

Revenues increased by 2.7% to $660 million in the 1996 second quarter and by 5.6% to $1,315 million in the six month period. Sales from retail operations were $639 million in the 1996 second quarter, a decrease of .2% from the second quarter of 1995 and were $1,273 million in the first half of 1996, an increase of 2.6% over last year's similar period. Sales in comparable units increased .3% in the second quarter and 3.1% in the first half of 1996. Finance charge revenue increased to $20 million from $2 million in the 1996 second quarter and to $42 million from $5 million in the half-year period. The increase in finance charge revenue in the 1996 periods was attributable to changes in the servicing of the Company's private label credit program, as discussed in Note 3 of Notes to Consolidated Condensed Financial Statements.

Cost of Goods Sold (COGS), as a percent to revenues, decreased 2.0% in the 1996 second quarter to 71.0%. For the six month period, COGS was 1.9% lower than that experienced in the similar period of 1995. The improvement in both 1996 periods was attributable to the increase in finance charge revenue. Excluding the influence of finance charge revenue, COGS for the 1996 second quarter and six month period was approximately even with the prior year. Merchandising margins improved by .5% in the 1996 second quarter and .3% in the six month period and were partially offset by higher costs associated with lower margin leased department sales (leased department sales increased 7% in the 1996 second quarter and 14% in the six month period). An increase in the estimated LIFO provision also served to increase COGS by .3% in each period.

Selling, general and administrative expenses, as a percent to revenues, declined .3% to 25.5% in the 1996 second quarter and .5% to 25.6% for the six month period. Marketing and other operating expenses decreased by .4% in the 1996 second quarter and were partially offset by a .1% increase in payroll and payroll related expenses, reflecting the impact of the decline in retail sales. The decrease in the six month period is attributable to a .2% decline in payroll and payroll related expenses and a .3% reduction in marketing and other operating expenses.

Interest expense, net, decreased $1.7 million and $3.3 million during the 1996 second quarter and six month periods, respectively. The decline in both periods was primarily due to increased interest income earned on higher levels of invested cash.

            MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                        OPERATIONS AND FINANCIAL CONDITION

                                  (Continued)

Material Changes in the Results of Operations for the Second Quarter and Six Month Periods of 1996 Compared to the Second Quarter and Six Month Periods of 1995.

Other income declined $ 3.9 million and $6.3 million in the 1996 second quarter and six month periods, respectively. The decline in both periods was attributable to the changes in the servicing of the Company's private label credit program. Prior to August 1, 1995, the Company's share of finance charge revenue earned under the servicing agreement with a bank was classified as a component of other income.

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

The Company's effective tax rate was consistent for all reported periods at 39.9%.


Material Changes in Financial Condition From February 3, 1996 to August 3, 1996


The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial conditions at the above dates.

The increase in cash and cash equivalents of $16 million during the period was attributable to the $98 million of cash generated by operations offset by $58 million of payments for capital expenditures and $24 million used for financing activities.

Net customer receivables decreased $56 million in the period due to the normal pay down of peak year-end balances.

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                         OPERATIONS AND FINANCIAL CONDITION

                                   (Continued)

Material Changes in Financial Condition From February 3, 1996 to August 3, 1996

Inventories increased $10 million in the period due to the normal replenishment of inventory levels following the Christmas promotional and January clearance periods. The increase of $32 million in accounts payable is attributable to the inventory increase as well as timing differences in the due dates of merchandise invoices.

Accrued income taxes declined $27 million due to payments on 1995 and 1996 income taxes, partially offset by the provision for taxes on 1996 income.

There have been no material changes in the Company's anticipated capital expenditure requirements from those indicated in the 1995 Annual Report.

The Company satisfies short-term financing needs primarily through internally generated funds. In addition, the Company has in place a committed, unsecured $200 million revolving credit facility. This arrangement is with a consortium of seven banks and expires in August, 2000. When used, interest rates will be based, at the Company's option, on either the banks' best rates under a competitive bid environment or a predefined spread over the LIBOR rate. In addition to this committed facility, the Company has available uncommitted lines of credit totaling $20 million. The Company maintained significant cash balances throughout the first half of 1996 and it was not necessary to use any of these credit arrangements during the period.

                        PART II  - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders


(a)  The Annual Meeting of Stockholders of the Company was held on May 22, 1996.

(b) At the Annual Meeting of Stockholders of the Company heldon May 22, 1996, the three matters described below were submitt to a vote of security holders with the voting results indicated.

     (1) the election of three directors of the Company to serve a term of three years expiring in 1999.

               Nominee                 For              Withheld

          Gerrish H. Milliken        33,351,432          234,692

          David L. Nichols           33,340,533          245,591

          Lawrence R. Pugh           33,352,328          233,796


     (2)  the appointment of Arthur Andersen LLP, as independent auditors.

            (33,520,087 votes in favor, 22,561 votes against and
                     43,476 votes abstained)

     (3) a Stockholder Proposal relating to the declassification of the Board of Directors.

            (9,715,177 votes in favor, 22,281,224 votes against and
                     1,589,723 votes abstained)


Item 6 - Exhibits and reports on form 8-K


(a)  Exhibit 27 - Financial Data Schedule

(b) There were no reports on Form 8-K filed for the quarterly period ended August 3, 1996.



                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MERCANTILE STORES COMPANY, INC.
                                          (Registrant)


   September 17, 1996
        (Date)



                                      s/ James M. McVicker
                                  (Senior Vice President, and
                                     Chief Financial Officer)