Form 10-Q
period 1996-11-02
MERCANTILE STORES CO INC
filed 1996-12-04
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-Q

     X              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended November 2, 1996

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

             36,844,050 shares of Common Stock at $.14 2/3 par value
                        as of December 3, 1996

      Total number of sequentially numbered pages in this filing, including exhibits thereto: 11

                          MERCANTILE STORES COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                                     INDEX


          PART I - FINANCIAL INFORMATION

             Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets -
                      November 2, 1996 and February 3, 1996               3

                  Consolidated Condensed Statements of
                      Income - For the thirteen and thirty-nine weeks
                      ended November 2, 1996 and October 28, 1995         4

                 Consolidated Condensed Statements of
                       Cash Flows - For the thirty-nine weeks
                       ended November 2, 1996 and October 28, 1995        5

                  Notes to Consolidated Condensed Financial
                       Statements                                     6 - 7


             Item 2 - Management's Discussion and Analysis of
                        Results of Operations and Financial
                        Condition                                    8 - 10


          PART II - OTHER INFORMATION

             Item 4 - Submission of Matters to a Vote of
                         Security Holders                                11


             Item 6 - Exhibits and Reports on Form 8-K                   11

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in thousands)

                                                  November 2,    February 3,
                                                     1996           1996
     Assets                                      ____________    __________

     Current Assets:
       Cash and cash equivalents             $      57,340    $     161,893
       Receivables:
          Customer, net                            526,373          559,544
          Other                                     12,816           15,078
       Inventories                                 707,166          523,573
       Other current assets                         23,258           26,296
                                              ------------      ------------
         Total Current Assets                    1,326,953        1,286,384

     Prepaid Pension & Other Noncurrent
         Assets                                     94,710           87,107

     Property and Equipment, net                   729,817          701,233
                                              ------------     ------------
         Total Assets                         $  2,151,480     $  2,074,724
                                              ============     ============

     Liabilities and Stockholders' Equity

     Current Liabilities:
       Accounts payable                        $   201,307     $    106,645
       Notes payable and current maturities
          of long-term debt                         25 942            6,147
       Accrued income taxes                         22,211           40,533
       Taxes other than income                      30,123           21,352
       Accrued payroll                              27,987           28,585
       Other current liabilities                    54,797           69,546
                                               -----------      -----------
         Total Current Liabilities                 362,367          272,808

     Long-term Debt                                230,899          254,926

     Other Long-term Liabilities                    55,573           61,877

     Stockholders' Equity                        1,502,641        1,485,113

         Total Liabilities & Stockholders'    ------------     ------------
            Equity                            $  2,151,480     $  2,074,724
                                              ============     ============

        The accompanying notes are an integral part of these balance sheets.

                 MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (in thousands, except per share data)

                                               Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                             November 2,    October 28,        November 2,   October 28,
                                                1996           1995                1996          1995
Revenues                                  $     727,741    $   694,765         $ 2,042,677   $ 1,940,071

Cost of goods sold (including occupancy
 and central buying expenses)                   495,379        470,813           1,416,275     1,366,736
                                          -------------    -----------         -----------   -----------
    Gross Profit                                232,362        223,952             626,402       573,335
                                          -------------    -----------         -----------   -----------
Expenses and Other Income:

  Selling, general and
     administrative expenses                    180,814        173,859             517,177       499,276

  Interest expense, net                           2,387          3,265               7,023        11,179

  Other income                                   (2,590)        (1,792)             (7,659)      (13,128)

  Impairment charge                                -              -                 12,000          -
                                          -------------    -----------         -----------   -----------
                                                180,611        175,332             528,541       497,327

Income before Provision
    for Income Taxes                             51,751         48,620              97,861        76,008

Provision for income taxes                       20,663         19,410              39,068        30,344
                                          -------------    -----------         -----------   -----------
Net Income                                $      31,088    $    29,210         $    58,793   $    45,664
                                          =============    ===========         ===========   ===========

Net Income Per Share (based on            -------------    -----------         -----------   -----------
  36,844,050 shares outstanding)          $         .85    $       .79         $      1.60   $      1.24
                                          =============    ===========         ===========   ===========

                                          -------------    -----------         -----------   -----------
Dividends Declared Per Share              $         .57    $       .53         $      1.12   $      1.05
                                          =============    ===========         ===========   ===========

            The accompanying notes are an integral part of these statements.



                                       - 4 -

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                    Thirty-Nine Weeks Ended
                                                   November 2,    October 28
                                                       1996          1995
Cash Flows From Operating Activities:
Net Income                                       $    58,793    $     45,664

Adjustments to reconcile net income to net
Depreciation and amortization                         61,346          65,082
Deferred income taxes                                 (4,671)         (3,429)
Impairment charge                                     12,000            -
Equity in unremitted earnings of affiliated companies    299             296
  Net pension benefit                                 (8,856)        (10,995)
  Change in inventories                             (183,593)       (215,528)
  Change in accounts receivable                       35,433          92,775
  Change in accounts payable                          94,662          91,962
  Net change in other working capital items          (32,744)        (11,987)
                                                  -----------     -----------
Net cash provided by operating activities             32,669          53,840
                                                  -----------     -----------
Cash Flows From Investing Activities:
  Cash payments for property and equipment          (101,891)        (56,007)
  Net change in other noncurrent assets
     and liabilities                                    (335)             67
                                                  -----------      ----------
Net cash used in investing activities               (102,226)        (55,940)
                                                  -----------      ----------
Cash Flows From Financing Activities:
  Payments of notes payable and long-term debt        (4,232)         (4,249)
  Dividends paid                                     (30,764)        (28,922)
                                                  -----------       ---------
Net cash used in financing activities                (34,996)        (33,171)
                                                  -----------       ---------
Net decrease in cash and cash equivalents           (104,553)        (35,271)
Beginning cash and cash equivalents                  161,893         114,237
                                                 -----------     -----------
Ending cash and cash equivalents                 $    57,340     $    78,966
                                                 ===========     ============
Supplemental Cash Flow Information:
  Interest paid                                   $   18,516      $   19,441
  Income taxes paid                               $   62,912      $   47,310


          The accompanying notes are an integral part of these statements.

             MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Nature of Operations
     Mercantile Stores Company, Inc. (the Company) is a conventional department store retailer engaged in the general merchandising business. The Company operates 102 department stores and four specialty stores under 13 different names in a total of 17 states. The stores are located in 53 different markets within these states. A subsidiary, Mercantile Credit Corp., headquartered in Baton Rouge, Louisiana, provides servicing for the Company's private label credit program. In addition to its department store and credit operations, the Company maintains a partnership interest in five operating shopping center ventures and one land ownership venture.

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

3.   Revenues
     Revenues include sales from retail operations, leased departments and finance charge revenue earned on customer accounts serviced by the Company under its private label credit program. Finance charge revenue from the Company's private label credit program is recognize period in which it is earned. Finance charge revenue for the 1996 third quarter and nine month periods ending November 2, 1996 amounted to $20 million and $63 million, respectively, compared to $21 million and $25 million, respectively, for the 1995 third quarter and nine month periods. Prior to August 1, 1995, the Company had in place an agreement whereunder a bank serviced substantially all of its private label credit program and under that arrangement the Company's share of finance charge income was classified as a component of other income.

          MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Continued)

4.   Short-term Investments
     Short-term investments which have a maturity of ninety days or less are considered cash equivalents.

5.   Customer Receivables
     Customer receivables are classified as current assets and, consistent with industry practice, include some amounts which are due after one year. Customer receivables at November 2, 1996 and February 3, 1996 are net of an allowance for doubtful accounts of $16.6 million and $16.5 million, respectively.

6.   Merchandise Inventories
     All retail inventories are valued by the retail method and stated on the last-in, first-out (LIFO) basis which is lower than market. Since inventories under the LIFO method are based on an annual determination of quantities and costs, the inventories at interim periods are based on certain estimates relating to quantities and costs as of the fiscal year-end.

7.   Impairment Charge
     During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which addresses the identification and measurement of asset impairments and requires the recognition of impairment losses on long-lived assets when carrying values exceed expected future cash flows. The
     Company evalusted investment in long-lived assets on an individual store basis. Based upon an assessment of historical and projected operating results, it was determined that the carrying value of certain operating stores was impaired under the criteria defined in SFAS No. 121. As a result, the Company recorded a pre-tax impairment charge of $12 million
     (a net of tax impact of $7.2 million, or $.20 per share) to write down the carrying value of these assets to their estimated fair value. The fair value of these assets was based on operating projections and discounted future cash flows.

             MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Material Changes in the Results of Operations for the Third Quarter and Nine Month Periods of 1996 Compared to the Third Quarter and Nine Month Periods of 1995.

Revenues increased by 4.7% to $728 million in the 1996 third quarter and by 5.3% to $2,043 million in the nine month period. Sales from retail operations were $707 million, a 4.9% increase from the 1995 third quarter and $1,980 million, a 3.4% increase over last year's nine month period. Sales in comparable units also increased 4.9% in the quarter. Sales from four new units opened this October essentially offset the sales which were lost from the two units which were closed at the end of last year. In the nine month period, comparable unit sales increased 3.7%. Finance charge revenue was relatively flat in the quarter and increased to $63 million from $25 million in the nine month period. The fluctuation in finance charge revenue in the nine month period was attributable to changes in the servicing of the Company's private label credit program, as discussed in Note 3 of Notes to Consolidated Condensed Financial Statements.

Cost of Goods Sold (COGS), as a percent to revenues, increased .3% in the 1996 third quarter to 68.1%. For the nine month period, COGS decreased by 1.1% from the comparable 1995 period to 69.3%. Excluding the influence of finance charge revenue, COGS, as a percent of retail sales, increased by .2% in both the 1996 third quarter and nine month periods. Merchandise margins improved by .2% in the quarter and .3% in the nine month period and were partially offset by a .1% and .2% increase, respectively, in costs associated with lower margin leased department sales (leased department sales increased by 10% in the third quarter and 13% in the nine month period). An increase in the estimated LIFO provision also served to increase COGS by .3% in each period.

Selling, general and administrative expenses (SG&A), as a percent to revenues, decreased .2% to 24.9% for the 1996 third quarter and .4% to 25.3% for the nine month period. Payroll and payroll related expenses decreased by .4% in the 1996 third quarter and were partially offset by a .2% increase in other operating expenses. The decrease in the nine month period was attributable to a .3% reduction in payroll and related expenses coupled with a .1% reduction in marketing expenses. These ratios include the impact of expenses associated with the new store openings which served to increase SG&A by .2% in the 1996 third quarter and .1% in the nine month period.

Interest expense, net, decreased $.9 million and $4.1 million during the 1996 third quarter and nine month periods, respectively. The decline in both periods was primarily due to a combination of increased interest income earned on higher levels of invested cash and higher levels of capitalized interest attributable to new store construction.

Other income was essentially flat in the quarter and decreased $5.5 million in the nine month period. The decline in the latter period was attributable to the change in the servicing of the Company's private label credit program. Prior to August 1, 1995, the Company's share of finance charge revenue earned under the servicing agreement with a bank was classified as a component of other income.

              MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

                                  (Continued)

Material Changes in the Results of Operations for the Third Quarter and Nine Month Periods of 1996 Compared to the Third Quarter and Nine Month Periods of 1995.

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


Material Changes in Financial Condition From February 3, 1996 to
November 2, 1996

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial conditions at the above dates.

The decrease of $104 million in cash and cash equivalents during the period was attributable to the $102 million of payments for capital expenditures (primarily for new store construction, as discussed on page 10) and $35 million of requirements for financing activities. These cash outflows were partially offset by $33 million of cash generated by operations.

Net customer receivables decreased $33 million in the period due to the normal pay down of peak year-end balances.

Inventories increased $184 million during the period primarily due to the normal replenishment of inventory levels which are traditionally at their low point at the fiscal year end and approximate peak levels by the end of third quarter. Merchandise requirements for new stores (approximately $31 million) also contributed to this increase. The increase of $94 million in accounts payable was significantly attributable to the increase in inventory levels.

            MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                                  (Continued)

Material Changes in Financial Condition From February 3, 1996 to
November 2, 1996

There have been no material changes in the Company's anticipated capital expenditure requirements from those indicated in the 1995 Annual Report. During the 1996 third quarter, the Company opened four new stores; a 217,000 square foot Gayfers store in Orlando, Florida; a 186,000 square foot J.B. White store in Columbia, South Carolina; a 158,000 square foot J. B. White store in Spartanburg, South Carolina (a new market for the Company); and a 212,000 square foot McAlpin's store in Dayton, Ohio (also a new market for the Company). Additionally, in mid-November a 110,000 square foot Castner Knott store was opened in Murfreesboro, Tennessee (a new market). These new store openings, which have added almost 900,000 square feet to the Company's base, constitute the largest annual square footage addition (other than acquisitions) in the Company's history.

The Company satisfies short-term financing needs primarily through internally generated funds. In addition, the Company has in place a committed, unsecured $200 million revolving credit facility. This arrangement is with a consortium of seven banks and expires in August, 2000. When used, interest rates will be based, at the Company's option, on either the banks' best rates under a competitive bid environment or a predefined spread over the LIBOR rate. In addition to this committed facility, the Company has available uncommitted lines of credit totaling $20 million. The Company maintained significant cash balances throughout the first nine months of 1996 and it was not necessary to use any of these credit arrangements during the period.

                   PART II - OTHER INFORMATION


Item  4 - Submission of Matters to a Vote of Security Holders

(a)   There were no matters submitted to a vote of security holders during the quarterly period ended November 2, 1996.



           Item 6 - Exhibits and reports on form 8-K

(a)  Exhibit 27 - Financial Data Schedule  (filed electronically).


(b) There were no reports on Form 8-K filed for the quarterly period ended November 2, 1996.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MERCANTILE STORES COMPANY, INC.
                                  (Registrant)


       December 2, 1996
            (Date)

                                           s/ James M. McVicker
                                      (James M. McVicker, Senior Vice
                                        President, and Chief Financial
                                                 Officer)