Form 10-K
period 1997-02-01
MERCANTILE STORES CO INC
filed 1997-04-30
CIK 64923

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                    FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     X              OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended February 1, 1997


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Company's voting stock held by non-affiliates based on the closing price on the New York Stock Exchange at April 28, 1997 was $1,039,767,600.

The number of shares outstanding of the registrant's common stock, $.14 2/3 par value was 36,770,750 at April 28, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's 1996 Annual Report to Stockholders are incorporated into Parts I, II and III.
2. Portions of Registrant's Proxy Statement, dated April 29, 1997, relating to the Annual Meeting of Stockholders to be held on May 28,1997 filed pursuant to Regulation 14A, are incorporated by reference into Parts I and III of this Form 10-K.

                      PART I

Item 1.    Business.

Mercantile Stores Company, Inc. ("Company" or "Registrant") was incorporated under the laws of the State of Delaware on January 10, 1919. The Company is listed on the New York Stock Exchange (NYSE designation of MST) and is engaged in general merchandise department store retailing.

The Company's business is highly competitive. The Company's retailing strategy is to cater to middle and upper income customers by carrying wide assortments of national brand items and goods sold under the Company's private labels, with emphasis on apparel, accessories and fashion home products. Its stores compete with other national, regional and local retail establishments, including department stores, mass merchants, specialty stores and discount stores which carry similar lines of merchandise. The Company's competitive methodology focuses on value, customer service, fashion, selection, marketing and store location.

The retail business is highly seasonal. The fourth quarter, which includes the Christmas season, is the most significant selling period. For the year ended February 1, 1997, the fourth quarter accounted for approximately 33% of consolidated retail sales and 52% of consolidated net income.

The Company regularly employs, on a full or part-time basis, an average of approximately 34,300 associates, of which approximately 19,800 are considered full-time equivalents.

The following portions from the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997 are incorporated herein by reference: Financial Highlights (page 1); Management's Discussion and Analysis (pages 11-14); Note 1 (pages 21-22), Note 2 and Note 3 (page 22) of Notes to Consolidated Financial Statements; Five-Year Selected Financial Data (pages 30-31); Store Divisions and Locations (pages 32-33).

Item 2.    Properties.

The Company's typical store averages 170,000 square feet. These stores are located in seventeen different states and operate under thirteen different names. The following table summarizes the property ownership and applicable square footage of the one hundred and two department stores and fifteen home fashion stores operated by the Company as of February 1, 1997:

                                             Home
                             Department     Fashion         Square
                              Stores         Units          Footage
   Owned Stores                 60             2           9,629,032
   Leased Stores                42            13           7,652,960
   Total                       102            15          17,281,992

Management's Discussion and Analysis (pages 11-14), Note 1 (pages 21-22) of Notes to Consolidated Financial Statements and Store Divisions and Locations (pages 32-33) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997 are incorporated herein by reference.

Item 3.    Legal Proceedings.

Information required by Item 3 is incorporated herein by reference to Note 10 of Notes to Consolidated Financial Statements (page 28) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997.


Item 4.    Submission of Matters to a Vote of Security Holders.

None.

                            PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

Market and Dividend Information (page 15) and Stockholder Information (inside back cover) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997 are incorporated herein by reference.

Item 6.    Selected Financial Data.

The Five-Year Selected Financial Data (pages 30-31) and Notes to Consolidated Financial Statements (pages 21-28) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997 are incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
                         Results of Operations.

Management's Discussion and Analysis (pages 11-14) and Notes to Consolidated Financial Statements (pages 21-28) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997 are incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements (pages 17-20), Notes to Consolidated Financial Statements (pages 21-28), Report of Independent Public Accountants (page 16), which includes an explanatory paragraph that describes the change in the methods of accounting for long-lived assets discussed in Note 2 and accounting for postemployment benefits discussed in Note 8 of Notes to Consolidated Financial Statements, and Quarterly Results (page 29) from the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                       PART III

Item 10.   Directors and Executive Officers of the Registrant.

The information set forth under the captions "Election of Directors", "Stock Ownership of Management", "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Registrant's definitive Proxy Statement, dated April 29, 1997, relating to the Annual Meeting of Stockholders to be held on May 28, 1997 and filed pursuant to Regulation 14A, is incorporated herein by reference.

Item 11.   Executive Compensation.

The information set forth under the caption "Management Remuneration", included in the Registrant's definitive Proxy Statement, dated April 29, 1997, relating to the Annual Meeting of Stockholders to be held on May 28, 1997 and filed pursuant to Regulation 14A, is incorporated herein by reference. Notwithstanding the foregoing, the information set forth under the captions "Report of the Compensation Committee" and "Performance Graph" in said Proxy Statement, is not incorporated herein by reference or in any other filing of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the captions "Stock Ownership of Management" and "Stock Ownership of Certain Beneficial Owners" included in the Registrant's definitive Proxy Statement, dated April 29, 1997, relating to the Annual Meeting of Stockholders to be held on May 28, 1997 and filed pursuant to Regulation 14A, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information set forth under the caption "Transactions with Management and Others" included in the Registrant's definitive Proxy Statement, dated April 29, 1997, relating to the Annual Meeting of Stockholders to be held on May 28, 1997 and filed pursuant to Regulation 14A, is incorporated herein by reference.

                          PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A. 1. The following Consolidated Financial Statements of Mercantile Stores Company, Inc., Notes to Consolidated Financial Statements and Report of Independent Public Accountants, from the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997 are incorporated herein by reference:

           (a) Statements of Consolidated Income and Retained Earnings for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 - page 17.

           (b) Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996 - pages 18 and 19.

           (c) Statements of Consolidated Cash Flows for the fiscal years ended February 1, 1997, February 3, 1996 and
                January 28, 1995 - page 20.

           (d) Notes to Consolidated Financial Statements - pages 21-28.

           (e) Report of Independent Public Accountants, which includes an explanatory paragraph that describes the change in the methods of accounting for long-lived assets discussed in
                Note 2 and accounting for postemployment benefits discussed in Note 8 of Notes to Consolidated Financial Statements page - 16.

    2.  Financial Statement Schedules of the Registrant and Consolidated
               Subsidiaries included herein:

           (a) Report of Independent Public Accountants on the schedule listed below.

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

         (4)- The Indenture agreement between Mercantile Stores Company, Inc. and The Fifth Third Bank, as Trustee, dated as of July 1, 1992, is incorporated herein by reference from Registration Statement No.33-50604, Exhibit 4.1.

       * (10.a)- The Form of Severance Protection Agreement, dated as of May 1, 1995, between David L. Nichols and the Company, is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended February 3, 1996.

       * (10.b)- The Form of Severance Protection Agreement, dated as of May 1, 1995, between the Company and each of James
                 M. McVicker, and Randolph L. Burnette,is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended February 3, 1996.

       * (10.c)- Mercantile Stores Company, Inc. 1996 Stock Option Plan.

         (13)- The Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997.

         (21)-   A listing of the subsidiaries of the Registrant.

         (23)-   Consent of Independent Public Accountants.

          (24)-  Power of Attorney.

          (27)-  Financial Data Schedule.
-----------------
* - Management contract or compensatory plan.



B. No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended February 1, 1997.

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


Date: April 30, 1997.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     s/   David L. Nichols
     ---------------------------                 ---------------------
       David L. Nichols                          * Thomas J. Malone
    (Chairman of the Board)                          (Director)
  As Principal Executive Officer

     s/  James M. McVicker
     ---------------------------                 ---------------------
       James M. McVicker                         * Lawrence R. Pugh
      (Senior Vice President and                     (Director)
        Chief Financial Officer)

     ---------------------------                 ---------------------
     * John A. Herdeg                            * Gerrish H. Milliken
         (Director)                                  (Director)

     ---------------------------                 ---------------------
     * Roger K. Smith                            * Minot K. Milliken
         (Director)                                  (Director)

     ---------------------------                 ----------------------
     * Roger Milliken                            * H. Keith H. Brodie, MD
         (Director)                                   (Director)

     ---------------------------
     * Francis G. Rodgers
         (Director)



     * BY:     s/  David L. Nichols
     ---------------------------------
                  David L. Nichols

Date: April 30, 1997


An original Power of Attorney authorizing David L. Nichols, James M. McVicker and William A. Carr and each of them to sign this report hereto as Attorneys for Directors of the Registrant is being filed concurrently with the Registrant is being filed concurrently with the Securities and Exchange Commission.

          Report of Independent Public Accountants


To the Stockholders and Board of Directors of Mercantile Stores Company, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Mercantile Stores Company, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 1, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Part IV, Item 14(A)(2)(b) is the responsi-bility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Cincinnati, Ohio                                 ARTHUR ANDERSEN LLP
 April 1, 1997

                         MERCANTILE STORES COMPANY, INC.
                                 SCHEDULE  II
                         VALUATION AND QUALIFYING ACCOUNTS
                            (dollars in thousands)



Column A          Column B        Column C - Additions      Column  D       Column E
                  Balance at      Charged to  Charged to    Deductions      Balance at
                  beginning       costs       and other     write offs net  end of
Description       of period       expenses    accounts      of recoveries   period

Allowance for Doubtful Accounts:
Year Ended
February 1, 1997  $16,499        $16,817     $0              $16,891        $16,425


Year Ended
February 3, 1996  $ 3,100        $20,282     $0              $ 6,883        $16,499


Year Ended
January 28, 1995  $0             $ 1,462     $ 3,130 (A)     $ 1,492       $ 3,100


         Note:
          (A) - Prior to November 1993, the Company sold all Maison Blanche
                (MB) customer receivables to MB Funding Trust, an unaffiliated company. This agreement was terminated during fiscal 1994.
                Upon completion of the termination process, the customer receivables, net of an allowance for doubtful accounts, were transferred to the Company from MB Funding Trust.

