Form 10-Q
period 1997-05-03
MERCANTILE STORES CO INC
filed 1997-06-17
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                           FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 3, 1997

        TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  ________  to  _________

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

    36,748,550 shares of Common Stock at $.14 2/3 par value
                     as of June 17, 1997

Total number of sequentially numbered pages in this filing, including exhibits thereto: 11

                     MERCANTILE STORES COMPANY, INC.
                         AND SUBSIDIARY COMPANIES

                                FORM 10-Q

                                  INDEX


PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements:

            Consolidated Condensed Balance Sheets -
              May 3, 1997 and February 1, 1997                        3

            Consolidated Condensed Statements of
              Income - For the thirteen weeks
              ended May 3, 1997 and May 4, 1996                       4

            Consolidated Condensed Statements of
              Cash Flows - For the thirteen weeks
              ended May 3, 1997 and May 4, 1996                       5

            Notes to Consolidated Condensed Financial
              Statements                                          6 - 8


       Item 2 - Management's Discussion and Analysis of
                Results of Operations and Financial
                Condition                                        9 - 10


PART II - OTHER INFORMATION

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                     11


       Item 6 - Exhibits and Reports on Form 8-K                     11

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands)

                                               May 3,       February 1,
                                                1997           1997

Assets
Current Assets:
  Cash and cash equivalents                $   139,669     $   128,115
  Receivables:
     Customer, net                             528,864         571,336
     Other                                      13,541          16,851
  Inventories                                  579,694         560,666
  Other current assets                          27,581          26,334
                                             __________      __________

     Total Current Assets                    1,289,349       1,303,302
                                             __________      __________

Prepaid Pension & Other Noncurrent Assets      104,666         100,994
                                             __________      __________

Property and Equipment, net                    746,305         738,207
                                             __________      __________

  Total Assets                             $ 2,140,320     $ 2,142,503
                                           ===========     ===========

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                         $   137,216     $   112,485
  Notes payable and current maturities
     of long-term debt                          22,271          25,017
  Accrued income taxes                          27,316          39,128
  Taxes other than income                       24,335          18,876
  Accrued payroll                               17,858          27,825
  Other current liabilities                     59,010          62,438
                                            __________     ___________

     Total Current Liabilities                 288,006         285,769
                                            __________     ___________

Long-term Debt                                 229,127         229,910
                                            __________     ___________


Other Long-term Liabilities                     63,606          61,511
                                            __________     ___________

Stockholders' Equity                         1,559,581       1,565,313
                                            __________     ___________

Total Liabilities & Stockholders' Equity   $ 2,140,320     $ 2,142,503
                                           ===========     ===========

The accompanying notes are an integral part of these statements.

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             (in thousands, except per share data)

                                                Thirteen Weeks Ended
                                                May 3,         May 4,
                                                 1997           1996


Revenues                                   $   683,298     $   655,409

Cost of goods sold (including occupancy
 and central buying expenses)                  478,928         452,969
                                             __________     __________

 Gross Profit                                  204,370         202,440


Expenses and Other Income:

  Selling, general and
    administrative expenses                    172,642         168,251

  Interest expense, net                          3,235           2,414

  Other income                                  (3,252)         (2,314)

  Impairment charge                               -             12,000
                                             __________     __________

                                               172,625         180,351
                                             __________     __________

Income before Provision for Income Taxes        31,745          22,089

Provision for income taxes                      12,437           8,818
                                             __________     __________

Net Income                                 $    19,308     $    13,271
                                           ===========     ===========

Earnings Per Share                         $       .52     $       .36
                                           ===========     ===========

Dividends Declared Per Share               $     .58.5     $       .55
                                           ===========     ===========

Weighted Average Shares Outstanding         36,835,783      36,844,050
                                           ===========     ===========


   The accompanying notes are an integral part of these statements.

       MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                Thirteen Weeks Ended
                                              May 3,            May 4,
                                               1997              1996

Cash Flows From Operating Activities:
Net Income                                 $    19,308     $    13,271

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                18,727          19,602
   Deferred income taxes                         1,813          (3,594)
   Impairment charge                               -            12,000
   Net pension benefit                          (3,933)         (3,552)
   Change in inventories                       (19,028)        (45,199)
   Change in accounts receivable                45,782          31,186
   Change in accounts payable                   24,731          41,300
   Net change in other working capital items   (31,200)        (45,225)
                                            ___________     ___________

Net cash provided by operating activities       56,200          19,789
                                            ___________     ___________

Cash Flows From Investing Activities:
   Cash payments for property and equipment    (26,850)         (8,047)
   Net change in other noncurrent assets
      and liabilities                             (280)            265
                                            ___________     ___________
Net cash used in investing activities          (27,130)         (7,782)
                                            ___________     ___________

Cash Flows From Financing Activities:
   Payments of notes payable
      and long-term debt                        (3,529)         (2,816)
   Repurchase of common stock                   (3,487)            -
   Dividends paid                              (10,500)         (9,763)
                                            ___________     ___________
Net cash used in financing activities          (17,516)        (12,579)
                                            ___________     ___________

Net increase (decrease) in cash
   and cash equivalents                         11,554            (572)
Beginning cash and cash equivalents            128,115         161,893
                                            ___________     ___________

Ending cash and cash equivalents           $   139,669     $   161,321
                                           ============    ============

Supplemental Cash Flow Information:
   Interest paid                           $     8,505     $     8,599
   Income taxes paid                       $    18,830     $    24,385


   The accompanying notes are an integral part of these statements.

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

1. Nature of Operations
   Mercantile Stores Company, Inc. (the "Company") is a conventional depart-ment store retailer engaged in the general merchandising business. The Company operates 102 department stores and 15 home fashion stores under 13 different names in a total of 17 states. A subsidiary, Mercantile Credit Corp., provides servicing for the Company's private label credit program. The Company also maintains a partnership interest in five operating shopping center ventures and one land ownership venture.

2. Accounting Policies
   The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regula-tions of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

   Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full 1997 fiscal year. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair statement presentation have been included.

   Because of seasonality, the results of operations for the periods presented are not necessarily indicative of the results expected for the year ending January 31, 1998.

3. Revenues
   Revenues include sales from retail operations, leased departments and finance charge revenue earned on customer accounts serviced by the Company under its private label credit program. Finance charge revenue is recognized in the period in which it is earned. Finance charge revenue amounted to $22 million in both the 1997 and 1996 first quarter.

4. Cash and Cash Equivalents
   Cash and cash equivalents represent cash and short-term, highly liquid investments with a maturity of ninety days or less.

                              (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

                              (Continued)

5. Customer Receivables
   Customer receivables are classified as current assets and, consistent with industry practice, include some amounts which are due after one year. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's credit card base, and their geographic dispersion across the country. Customer receivables at May 3, 1997 and February 1, 1997 are net of an allowance for doubtful accounts of $16.5 million and $16.4 million, respectively.

6. Merchandise Inventories
   All retail inventories are valued by the retail method and stated on the last-in, first-out (LIFO) cost basis, which is lower than market. Since inventories under the LIFO method are based on an annual determination of quantities and costs, the inventories at interim periods are based on certain estimates relating to quantities and costs as of the fiscal year-end.

7. Stockholders' Equity
   During the first quarter of 1997, the Board of Directors authorized the Company to purchase up to 1,500,000 shares of its common stock in the open market over a time frame which may extend to ten years. These shares are to be held as Treasury stock and are to be used solely to satisfy requirements arising from the exercise of options granted under the Stock Option Plan, as discussed in Note 8 of Notes to Consolidated Condensed Financial Statements. During the quarter ended May 3, 1997, under this program, the Company purchased 73,300 shares of its common stock at a cost of approximately
   $3.5 million.

   The following is a summary of the changes in stockholders' equity for the quarter ending May 3, 1997 (in thousands):

                         Common Stock                  Addt'l
                           Issued        Treasury      Paid In  Retained
                       Shares  Amount  Shares  Amount  Capital  Earnings
   Balance at
   February 1, 1997    36,887 $ 5,410    43    $    7  $ 6,018  $1,553,892
   Treasury stock
      acquired            -      -       73     3,487      -         -
   Dividends
      declared            -      -       -       -         -       (21,553)
   Net Income             -      -       -       -         -        19,308
   Balance at May
      3, 1997           36,887 $ 5,410  116    $3,494   $ 6,018 $1,551,647


                          (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

                          (Continued)

8. 1996 Stock Option Plan
   On December 3, 1996, the Company adopted the Mercantile Stores Company, Inc. 1996 Stock Option Plan (the Plan), which provides for the issuance of stock option awards, beginning in 1997, to certain employees designated by the Company's Board of Directors. Stock options awarded under the Plan will be granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant and will generally become exercisable in equal increments over a four-year period. The maximum number of shares available for awards under the Plan is 1,500,000.
   During the quarter ended May 3, 1997, 95,500 stock options were granted under the Plan at an exercise price of $48.06 per share.

9. Impairment Charge
   During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which addresses the identification and measurement of asset impairments and requires the recognition of impairment losses on long-lived assets when carrying values exceed expected future cash flows. The Company evaluated its investment in long-lived assets on an individual store basis. Based upon an assessment of historical and projected operating results, it was determined that the carrying value of certain operating stores was impaired under the criteria defined in SFAS No. 121. As a result, the Company recorded a pre-tax impairment charge of $12 million (a net of tax impact of $7.2 million, or $.20 per share) to write down the carrying value of these assets to their estimated fair value. The fair value of these assets was based on operating projections and discounted future cash flows.

10.  Earnings Per Share
   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share," which establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS with basic EPS and requires the presentation of diluted EPS for all entities with complex capital structures. Basic EPS excludes all dilution, while diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised. The provisions of SFAS No. 128 are required to be adopted for all financial statements issued after December 15, 1997 and prior-period EPS data must be restated to conform with the requirements of this new standard. Under SFAS No. 128, basic
   EPS and diluted EPS for the quarters ended May 3, 1997 and May 4, 1996 would have been identical to the EPS data reported.

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND FINANCIAL CONDITION

Material Changes in the Results of Operations for the First Quarter of 1997
             Compared to the First Quarter of 1996


Revenues increased by 4.3% to $683 million in the 1997 first quarter. Sales from retail operations were $661 million, a 4.4% increase from the 1996 first quarter. Sales in comparable units increased 1.3% in the quarter. Finance charge revenue totaled $22 million in both the 1997 and 1996 first quarters.

Cost of Goods Sold, as a percent to revenues, was 70.1% in 1997 compared to 69.1% in 1996. Merchandise margins declined by approximately 1.6%, primarily due to an increase in markdowns. This was partially offset by a .4% reduction in the estimated LIFO provision and a .2% lower shrinkage provision.

Selling, general and administrative expenses, as a percent to revenues, were 25.3% in the 1997 first quarter compared to 25.7% in the prior year.
The decline in the current year was primarily attributable to a .2% reduction in payroll and payroll related expenses, a .1% decline in marketing expense and a .3% reduction in other operating expenses. These expense reductions were partially offset by a .2% increase in the provision for bad debts.

Interest expense, net, increased $.8 million during the 1997 first quarter.
The increase was primarily due to a combination of a decline in interest income earned on lower levels of invested cash and a decrease in capitalized interest attributable to a reduction in new store construction during the period.

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

                          (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND FINANCIAL CONDITION

                          (Continued)

Material Changes in Financial Condition From February 1, 1997 to May 3, 1997

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial conditions at the above dates.

The increase in cash and cash equivalents of $12 million during the period was attributable to the $56 million of cash generated by operations, which was partially offset by $27 million of payments for capital expenditures and $17 million of requirements for financing activities.

Net customer receivables decreased approximately $42 million due to the normal paydown of peak year-end balances.

Inventories increased $19 million during the period due to the normal replenishment of inventory levels following the Christmas promotional and January clearance periods. The $25 million increase in accounts payable is partially attributable to this inventory increase.

There have been no material changes in the Company's anticipated capital expenditure requirements from those indicated in the 1996 Annual Report.

As referenced in Note 8 of Notes to Consolidated Condensed Financial Statements, the Company has adopted a Stock Option Plan under which options covering 95,500 shares were granted by the end of the 1997 first quarter. As indicated in Note 7 of Notes to Consolidated Condensed Financial Statements, it is the Company's intent to purchase in the open market and hold in the Treasury shares equal to those eventually exercisable under such Stock Option Plan. At May 3, 1997, 73,300 shares had been purchased under this program at an approximate cost of $3.5 million.

The Company satisfies short-term financing needs primarily through internally generated funds. In addition, the Company has in place a committed, unsecured $200 million revolving credit facility. This arrangement is with a consortium of seven banks and expires in August, 2000. When used, interest rates will be based, at the Company's option, on either the banks' best rates under a competitive bid environment or a predefined spread over the LIBOR rate. In addition to this committed facility, the Company has available uncommitted lines of credit totaling $20 million. The Company maintained significant cash balances throughout the first three months of 1997 and it was not necessary to use any of these credit arrangements during the period.

                  PART II  - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) There were no matters submitted to a vote of security holders during the quarterly period ended May 3, 1997.



Item 6 - Exhibits and reports on form 8-K

   (a) Exhibit 27 - Financial Data Schedule
                  (filed electronically).

   (b) There were no reports on Form 8-K filed for the quarterly period ended May 3, 1997.



                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MERCANTILE STORES COMPANY, INC.
                                  (Registrant)


June 17, 1997
   (Date)

                                   s/ James M. McVicker
                          (James M. McVicker, Senior Vice President,
                                  and Chief Financial Officer)