Form 10-Q
period 1997-08-02
MERCANTILE STORES CO INC
filed 1997-09-16
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 2, 1997

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

    36,748,550 shares of Common Stock at $.14 2/3 par value
                    as of September 16, 1997

Total number of sequentially numbered pages in this filing, including exhibits thereto: 11

                 MERCANTILE STORES COMPANY, INC.
                    AND SUBSIDIARY COMPANIES

                           FORM 10-Q

                             INDEX


PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements:

         Consolidated Condensed Balance Sheets -
         August 2, 1997 and February 1, 1997                           3

         Consolidated Condensed Statements of
         Income - For the thirteen and twenty-six
         weeks ended August 2, 1997 and August 3, 1996                 4

         Consolidated Condensed Statements of
         Cash Flows - For the twenty-six weeks
         ended August 2, 1997 and August 3, 1996                       5

         Notes to Consolidated Condensed Financial
         Statements                                                6 - 8


    Item 2 - Management's Discussion and Analysis of
             Results of Operations and Financial Condition        9 - 10


PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of
             Security Holders                                         11


    Item 6 - Exhibits and Reports on Form 8-K                         11

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands)

                                           August 2,        February 1,
                                             1997              1997

ASSETS
Current Assets:
  Cash and cash equivalents            $    187,863       $    128,115
  Receivables:
     Customer, net                          509,403            571,336
     Other                                   13,227             16,851
  Inventories                               544,433            560,666
  Other current assets                       28,378             26,334
                                       _____________      _____________

       Total Current Assets               1,283,304          1,303,302
                                       _____________      _____________

Prepaid Pension &
  Other Noncurrent Assets                   108,397            100,994
                                       _____________      _____________

Property and Equipment, net                 765,245            738,207
                                       _____________      _____________

  Total Assets                         $  2,156,946       $  2,142,503
                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                     $    152,143       $    112,485
  Notes payable and current
    maturities of long-term debt             22,291             25,017
  Accrued income taxes                       13,741             39,128
  Taxes other than income                    26,331             18,876
  Accrued payroll                            24,462             27,825
  Other current liabilities                  51,008             62,438
                                       _____________      _____________

     Total Current Liabilities              289,976            285,769
                                       _____________      _____________

Long-term Debt                              228,362            229,910
                                       _____________      _____________

Other Long-term Liabilities                  64,763             61,511
                                       _____________      _____________

Stockholders' Equity                      1,573,845          1,565,313
                                       _____________      _____________

  Total Liabilities &
    Stockholders' Equity               $  2,156,946       $  2,142,503
                                       =============      =============

     The accompanying notes are an integral part of these statements.

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        (in thousands, except per share and share data)

                          Thirteen Weeks Ended        Twenty-Six Weeks Ended
                          August 2,    August 3,      August 2,     August 3,
                            1997         1996           1997          1996
                        __________    __________     __________    __________

Revenues               $   692,905   $   659,527    $ 1,376,203   $ 1,314,936

Cost of goods sold
  (including occupancy
   and central buying
   expenses)               494,063       467,927        972,991       920,896
                       ____________  ____________   ____________  ____________

  Gross Profit             198,842       191,600        403,212       394,040
                       ____________  ____________   ____________  ____________

Expenses and Other Income:

  Selling, general
   and administrative
   expenses                173,593       168,112        346,235       336,363

  Interest expense, net      2,372         2,222          5,607         4,636

  Other income              (2,401)       (2,755)        (5,653)       (5,069)

  Impairment charge           -             -              -           12,000
                       ____________  ____________   ____________  ____________
                           173,564       167,579        346,189       347,930
                       ____________  ____________   ____________  ____________

Income before Provision
 for Income Taxes           25,278        24,021         57,023        46,110

Provision for income taxes   9,930         9,587         22,367        18,405
                       ____________  ____________   ____________  ____________

Net Income             $    15,348   $    14,434    $    34,656   $    27,705
                       ============  ============   ============  ============

Net Income Per Share   $       .42   $       .39    $       .94   $       .75
                       ============  ============   ============  ============

Dividends Declared
  Per Share            $       -     $       -      $      .58.5   $      .55
                       ============  ============   ============  ============

Weighted Average
  Shares Outstanding    36,766,900    36,844,050     36,802,220    36,844,050

   The accompanying notes are an integral part of these statements.

       MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                           Twenty-Six Weeks Ended
                                         August 2,          August 3,
                                           1997               1996
                                       ____________       ____________

Cash Flows From Operating Activities:

Net Income                             $     34,656       $     27,705

Adjustments to reconcile net income
to net cash provided by operating
activities:

   Depreciation and amortization             37,655             39,275
   Deferred income taxes                      3,480             (4,881)
   Impairment charge                           -                12,000
   Equity in unremitted earnings
     of affiliated companies                    116                391
   Net pension benefit                       (7,866)            (5,304)
   Change in inventories                     16,233            (10,109)
   Change in accounts receivable             65,557             59,297
   Change in accounts payable                39,658             31,714
   Net change in other working
     capital items                          (34,876)           (52,334)
                                       _____________      _____________

Net cash provided by operating activities   154,613             97,754
                                       _____________      _____________

Cash Flows From Investing Activities:
   Cash payments for property
      and equipment                         (64,737)           (57,796)
   Net change in other noncurrent
      assets and liabilities                    270               (101)
                                       _____________      _____________

Net cash used in investing activities       (64,467)           (57,897)
                                       _____________      _____________

Cash Flows From Financing Activities:
   Payments of notes payable
      and long-term debt                     (4,274)            (3,564)
   Repurchase of common stock                (4,599)              -
   Dividends paid                           (21,525)           (20,264)
                                       _____________      _____________

Net cash used in financing activities       (30,398)           (23,828)
                                       _____________      _____________

Net increase in cash and cash equivalents    59,748             16,029
Beginning cash and cash equivalents         128,115            161,893
                                       _____________      _____________

Ending cash and cash equivalents       $    187,863       $    177,922
                                       =============      =============

Supplemental Cash Flow Information:
   Interest paid                       $      9,786       $      9,954
   Income taxes paid                   $     40,809       $     52,946


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

3. Revenues
   Revenues include sales from retail operations, leased departments and finance charge revenue earned on customer accounts serviced by the Company under its private label credit program. Finance charge revenue is recognized in the period in which it is earned. Finance charge revenue for the 1997 second quarter and six-month period ending August 2, 1997 amounted to $21 million and $43 million, respectively, compared to $20 million and $42 million for the second quarter and six-month period ending August 3, 1996.

4. Cash and Cash Equivalents
   Cash and cash equivalents represent cash and short-term, highly liquid investments with a maturity of ninety days or less.

                               (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

                          (Continued)


5. Customer Receivables
   Customer receivables at August 2, 1997 and February 1, 1997 are net of an allowance for doubtful accounts of $15.9 million and $16.4 million, respectively. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's credit card base, and their geographic dispersion across the country.

6. Merchandise Inventories
   All retail inventories are valued by the retail method and stated on the last-in, first-out (LIFO) cost basis, which is lower than market. Since inventories under the LIFO method are based on an annual determination of quantities and costs, the inventories at interim periods are based on certain estimates relating to quantities and costs as of the fiscal year-end.

7. Stockholders' Equity
   During the first quarter of 1997, the Board of Directors authorized the Company to purchase up to 1,500,000 shares of its common stock in the open market over a time frame which may extend to ten years. These shares are to be held as Treasury stock and are to be used solely to satisfy require-ments arising from the exercise of options granted under the Stock Option Plan, as discussed in Note 8 of Notes to Consolidated Condensed Financial Statements. During the six-month period ended August 2, 1997, under this program, the Company purchased 95,500 shares of its common stock at a cost of approximately $4.6 million.

   The following is a summary of the changes in stockholders' equity for the six months ended August 2, 1997 (in thousands):

                             Common Stock

                       Issued             Treasury        Addt'l
                    _______________     ______________    Paid In    Retained
                    Shares   Amount     Shares  Amount    Capital    Earnings
Balance at
February 1, 1997    36,887   $ 5,410       43  $     7    $ 6,018   $1,553,892
Treasury stock
   acquired            -         -         96    4,599       -           -
Dividends
   declared            -         -         -       -         -         (21,525)
Net Income             -         -         -       -         -          34,656
Balance at          ______   _______    _____   ______    _______   __________
August 2, 1997      36,887   $ 5,410      139  $ 4,606    $ 6,018   $1,567,023
                    ======   =======    =====  =======    =======   ==========

                               (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

                          (Continued)

8. 1996 Stock Option Plan
   On December 3, 1996, the Company adopted the Mercantile Stores Company, Inc. 1996 Stock Option Plan (the Plan), which provides for the issuance of stock option awards, beginning in 1997, to certain employees designated by the Company's Board of Directors. Stock options awarded under the Plan will be granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant and will generally become exercisable in equal increments over a four-year period. The maximum number of shares available for awards under the Plan is 1,500,000. During the six-month period ended August 2, 1997, 95,500 stock options were granted under the Plan at an exercise price of $48.06 per share.

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

10. Earnings Per Share
   In February 1997, the Financial Accounting Standards Board issued SFAS
   No. 128 "Earnings Per Share," which establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS with basic EPS and requires the presentation of diluted EPS for all entities with complex capital structures. Basic EPS excludes all dilution, while diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised. The provisions of SFAS No. 128 are required to be adopted for all financial statements issued after December 15, 1997 and prior-period EPS data must be restated to conform with the requirements of this new standard. Under SFAS No. 128, basic EPS and diluted EPS for the quarter and six-month periods ended August 2, 1997 and August 3, 1996 would have been identical to the EPS data reported.

        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

Material Changes in the Results of Operations for the Second Quarter and Six-Month Periods of 1997 Compared to the Second Quarter and Six-Month Periods of 1996


Revenues increased by 5% to $693 million in the 1997 second quarter and by 4.7% to $1,376 million in the six-month period. Sales from retail operations amounted to $672 million in the 1997 second quarter, an increase of 5.1% over the second quarter of 1996 and were $1,333 million in the first half of 1997, an increase of 4.7% over last year's similar period. Comparable store sales increased 2.1% in the quarter and 1.7% in the 1997 six-month period. Finance charge revenue increased 4.4% to $21 million in the 1997 second quarter and by 2.2% to $43 million in the six-month period.

Cost of Goods Sold (COGS), as a percent to revenues, increased .4% to 71.3%
in the second quarter of 1997. For the six-month period, COGS increased .7% from the comparable 1996 period to 70.7%. Merchandise margins declined by .9% in the 1997 second quarter and 1.2% in the six-month period. The decline in merchandise margins in both the 1997 second quarter and six-month periods was primarily due to increased markdowns partially offset by an improvement in
shrinkage expense.   Further offsetting this overall increase in COGS was a
reduction of .4% in the estimated LIFO provision and a .1% in occupancy costs in both periods.

Selling, general and administrative expenses, as a percent to revenues, declined .4% in both the second quarter and six-month period of 1997. The decline in the second quarter is attributable to a reduction of .3% in payroll and related payroll benefits coupled with a net decline of .1% in other operating expenses. The improvement in the six-month period is primarily due to a decrease in payroll and related payroll benefits of .2% and a reduction in other operating expenses of .2%.

Net Interest expense increased $.2 million during the second quarter of 1997 and $1 million in the six-month period. The increase in both periods reflects a decline in capitalized interest attributable to a reduction in new store construction during the year.

During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which addresses the identification and measurement of asset impairments and requires the recogni-tion of impairment losses on long-lived assets when carrying values exceed expected future cash flows. The application of this new accounting standard resulted in a pre-tax impairment charge of $12 million to write down the carrying value of certain operating stores to their estimated fair value.

                               (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND FINANCIAL CONDITION

                           (Continued)

Material Changes in Financial Condition From February 1, 1997 to August 2, 1997

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial conditions at the above dates.

The increase of $60 million in cash and cash equivalents during the period was attributable to the $155 million of cash generated by operations, which was partially offset by $65 million of payments for capital expenditures and $30 million of requirements for financing activities.

Net customer receivables decreased approximately $62 million due to the normal paydown of peak year-end balances.

The $16 million decrease in inventory is primarily attributable to management's initiative to bring inventory levels in line with anticipated sales volume, particularly in home and home related areas.

Accrued income taxes declined $25 million due to payments of federal and state income taxes, partially offset by the provision for taxes on current year income.

There have been no material changes in the Company's anticipated capital expenditure requirements from those indicated in the 1996 Annual Report.

As referenced in Note 8 of Notes to Consolidated Condensed Financial Statements, the Company adopted a Stock Option Plan under which options covering 95,500 shares were granted by the end of the 1997 first quarter.
As indicated in Note 7 of Notes to Consolidated Condensed FinancialStatements, it is the Company's intent to purchase in the open market and hold in the Treasury shares equal to those eventually exercisable under such Stock Option Plan. At August 2, 1997, 95,500 shares had been purchased under this program at an approximate cost of $4.6 million.

The Company satisfies short-term financing needs primarily through internally generated funds. In addition, the Company has in place a committed, unsecured $200 million revolving credit facility. This arrangement is with a consortium of seven banks and expires in August, 2000. When used, interest rates will be based, at the Company's option, on either the banks' best rates under a competitive bid environment or a predefined spread over the LIBOR rate. In addition to this committed facility, the Company has available uncommitted lines of credit totaling $20 million. The Company maintained significant cash balances throughout the first half of 1997 and it was not necessary to use any of these credit arrangements during the period.

                        PART II  - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

   (a) The Annual Meeting of Stockholders of the Company was held on May 28, 1997.

   (b) At the Annual Meeting of Stockholders of the Company held on May 28, 1997, the two matters described below were submitted to a vote of security holders with the voting results indicated:

        (1) the election of three directors of the Company to serve a term of three years expiring in 2000.

               Nominee                     For              Withheld

           H. Keith H. Brodie, M.D.     33,072,806           482,752
           Minot K. Milliken            33,071,033           484,525
           Roger K. Smith               33,071,489           484,069

        (2) the appointment of Arthur Andersen LLP, as independent auditors. (33,392,670 votes in favor, 38,072 votes against and 124,815 votes abstained)


Item 6 - Exhibits and reports on form 8-K

   (a)  Exhibit 27 - Financial Data Schedule    (filed electronically).

   (b) There were no reports on Form 8-K filed for the quarterly period ended August 2, 1997.


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MERCANTILE STORES COMPANY, INC.
                                                 (Registrant)


September 16, 1997
     (Date)

                                            s/ James M. McVicker
                                 _________________________________________
                                 (James M. McVicker, Senior Vice President,
                                        and Chief Financial Officer)