Form 10-Q
period 1997-11-01
MERCANTILE STORES CO INC
filed 1997-12-16
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 1, 1997

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

    36,748,550 shares of Common Stock at $.14 2/3 par value
                     as of December 15, 1997

Total number of sequentially numbered pages in this filing, including exhibits thereto: 12

                          MERCANTILE STORES COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                                FORM 10-Q

                                     INDEX


PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements:

     Consolidated Condensed Balance Sheets -
          November 1, 1997 and February 1, 1997                    3

     Consolidated Condensed Statements of
          Income - For the thirteen and thirty-nine
          weeks ended November 1, 1997 and
          November 2, 1996                                         4

     Consolidated Condensed Statements of
          Cash Flows - For the thirty-nine weeks
          ended November 1, 1997 and November 2, 1996              5

     Notes to Consolidated Condensed Financial
          Statements                                           6 - 8

   Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                            9 - 11

PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of
          Security Holders                                        12

  Item 6 - Exhibits and Reports on Form 8-K                       12

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
            CONSOLIDATED CONDENSED BALANCE SHEETS
                   (in thousands)

                                            November 1,    February 1,
                                               1997          1997

Assets
Current Assets:
  Cash and cash equivalents                $    52,177    $   128,115
  Receivables:
     Customer, net                             536,172        571,336
     Other                                      12,542         16,851
  Inventories                                  744,124        560,666
  Other current assets                          29,008         26,334
                                           -----------    -----------
Total Current Assets                         1,374,023      1,303,302

Prepaid Pension & Other
    Noncurrent Assets                          111,933        100,994

Property and Equipment, net                    780,793        738,207
                                           -----------    -----------
Total Assets                               $ 2,266,749    $ 2,142,503
                                           ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                         $   214,441    $   112,485
  Current maturities of long-term debt          22,116         25,017
  Notes payable                                 42,300            -
  Accrued income taxes                          18,586         39,128
  Taxes other than income                       30,418         18,876
  Accrued payroll                               24,890         27,825
  Other current liabilities                     67,181         62,438
                                           -----------    -----------
     Total Current Liabilities                 419,932        285,769

Long-term Debt                                 206,480        229,910

Other Long-term Liabilities                     65,831         61,511

Stockholders' Equity                         1,574,506      1,565,313
                                           -----------    -----------
Total Liabilities & Stockholders' Equity   $ 2,266,749    $ 2,142,503
                                           ===========    ===========

       The accompanying notes are an integral part of these statements.

                 MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (in thousands, except per share and share data)

                              Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                            November 1,   November 2,  November 1,   November 2,
                              1997           1996        1997           1996

Revenues                   $   753,730   $   727,741  $ 2,129,933   $ 2,042,677

Cost of goods sold
 (including occupancy
 and central buying
 expenses)                    527,599       495,379    1,500,590     1,416,275
                          -----------   -----------   ----------   -----------
    Gross Profit              226,131       232,362      629,343       626,402

Expenses and Other Income:

Selling, general and
  administrative expenses     189,849       180,814     536,084        517,177

Interest expense, net           1,879         2,387       7,486          7,023

Other income                   (2,965)       (2,590)     (8,618)        (7,659)

Impairment charge                -             -           -            12,000
                           -----------   -----------  ----------   ------------
                              188,763       180,611     534,952        528,541
                           -----------   -----------  ----------   ------------
Income before Provision
 for Income Taxes              37,368        51,751      94,391         97,861

Provision for
 income taxes                  14,658        20,663      37,025         39,068
                           -----------   -----------  ----------   ------------
Net Income                 $   22,710    $   31,088   $  57,366    $    58,793
                           ===========   ===========  ==========   ============

Net Income Per Share       $      .62    $      .85   $    1.56    $      1.60
                           ===========   ===========  ==========   ============
Dividends Declared
  Per Share                $      .60    $      .57   $    1.185   $      1.12
                           ============  ===========  ==========   ============

Weighted Average
 Shares Outstanding         36,748,550    36,844,050   36,788,213   36,844,050


        The accompanying notes are an integral part of these statements.

       MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (in thousands)

                                             Thirty-Nine Weeks Ended
                                            November 1,        November 2,
                                               1997               1996

Cash Flows From Operating Activities:
Net Income                                  $   57,366         $   58,793

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                57,716             61,346
   Deferred income taxes                         3,496             (4,671)
   Impairment charge                              -                12,000
   Equity in unremitted earnings of
           affiliated companies                    124                299
   Gain on sale of property                       (549)              -
   Net pension benefit                         (11,799)            (8,856)
   Change in inventories                      (183,458)          (183,593)
   Change in accounts receivable                39,473             35,433
   Change in accounts payable                  101,956             94,662
   Net change in other working
            capital items                      (18,597)           (32,744)
                                            -----------        -----------
Net cash provided by operating activities       45,728             32,669

Cash Flows From Investing Activities:
   Cash payments for property and equipment   (103,229)          (101,891)
   Proceeds from sale of property                3,415               -
   Net change in other noncurrent
        assets and liabilities                    (673)              (335)
                                            -----------       ------------
Net cash used in investing activities         (100,487)          (102,226)

Cash Flows From Financing Activities:
   Payments of long-term debt                  (26,331)            (4,232)
   Increase in notes payable                    42,300               -
   Repurchase of common stock                   (4,599)              -
   Dividends paid                              (32,549)           (30,764)
                                            -----------        -----------
Net cash used in financing activities          (21,179)           (34,996)

Net decrease in cash and cash equivalents      (75,938)          (104,553)
Beginning cash and cash equivalents            128,115            161,893
                                            -----------        -----------
Ending cash and cash equivalents            $   52,177         $   57,340
                                            ===========        ===========

Supplemental Cash Flow Information:
   Interest paid                            $    18,635        $   18,516
   Income taxes paid                        $    50,466        $   62,912

    The accompanying notes are an integral part of these statements.

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

1. Nature of Operations
   Mercantile Stores Company, Inc. (the "Company") is a conventional department store retailer engaged in the general merchandising business. The Company operates 104 department stores and 17 home fashion stores under 13 different names in a total of 17 states. A subsidiary, Mercantile Credit Corp., provides servicing for the Company's private label credit program. The Company also maintains a partnership interest in five operating shopping center ventures and one land ownership venture.

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

3. Revenues
   Revenues include sales from retail operations, leased departments and finance charge revenue earned on customer accounts serviced by the Company under its private label credit program. Finance charge revenue is recognized in the period in which it is earned. Finance charge revenue for the 1997 third quarter and nine-month period ending November 1, 1997 amounted to $21 million and $64 million, respectively, compared to $20 million and $63 million for the third quarter and nine-month period ending November 2, 1996.

4. Cash and Cash Equivalents
   Cash and cash equivalents represent cash and short-term, highly liquid investments with a maturity of ninety days or less.


                                (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

                          (Continued)

5. Customer Receivables
   Customer receivables at November 1, 1997 and February 1, 1997 are net of an allowance for doubtful accounts of $16.5 million and $16.4 million, respectively. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's credit card base, and their geographic dispersion across the country.

6. Merchandise Inventories
   All retail inventories are valued by the retail method and stated on the last-in, first-out (LIFO) cost basis, which is lower than market. Since inventories under the LIFO method are based on an annual determination of quantities and costs, the inventories at interim periods are based on certain estimates relating to quantities and costs as of the fiscal year-end.

7. Stockholders' Equity
   During the first quarter of 1997, the Board of Directors authorized the Company to purchase up to 1,500,000 shares of its common stock in the open market over a time frame which may extend to ten years. These shares are to be held as Treasury stock and are to be used solely to satisfy requirements arising from the exercise of options granted under the Stock Option Plan, which is discussed in Note 8 of Notes to Consolidated Condensed Financial Statements. During the nine-month period ended November 1, 1997, under this program, the Company purchased 95,500 shares of its common stock at a cost of approximately $4.6 million.

   The following is a summary of the changes in stockholders' equity for the nine months ended November 1, 1997 (in thousands):

                                 Common Stock
                    ----------------------------------     Addt'l
                         Issued          Treasury         Paid In  Retained
                    Shares   Amount    Shares   Amount    Capital  Earnings
   Balance at
   February 1, 1997 36,887   $ 5,410       43   $     7   $ 6,018  $1,553,892
   Treasury stock
      acquired        -         -          96     4,599        -        -
   Dividends
      declared        -         -          -       -          -       (43,574)
   Net Income         -         -          -       -          -        57,366
                   ------    -------    -----   -------    ------- -----------
   Balance at
   Nov. 1, 1997    36,887    $ 5,410      139   $ 4,606    $ 6,018 $1,567,684
                   ======    =======    =====   =======    ======= ===========


                                (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

                          (Continued)

8. 1996 Stock Option Plan
   On December 3, 1996, the Company adopted the Mercantile Stores Company, Inc. 1996 Stock Option Plan (the Plan), which provides for the issuance of stock option awards, beginning in 1997, to certain employees designated by the Company's Board of Directors. Stock options awarded under the Plan will be granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant and will generally become exercisable in equal increments over a four-year period. The maximum number of shares available for awards under the Plan is 1,500,000. During the nine-month period ended November 1, 1997, 95,500 stock options were granted under the Plan at an exercise price of $48.06 per share.

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

10. Earnings Per Share
    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS with basic EPS and requires the presentation of diluted EPS for all entities with complex capital structures. Basic EPS excludes all dilution, while diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised. The provisions of SFAS No. 128 are required to be adopted for all financial statements issued after December 15, 1997 and prior-period EPS data must be restated to conform with the requirements of this new standard. Under SFAS No. 128, basic EPS and diluted EPS for the quarter and nine-month periods ended November 1, 1997 and November 2, 1996 would have been identical to the EPS data reported.

        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND FINANCIAL CONDITION

Material Changes in the Results of Operations for the Third Quarter and Nine-Month Periods of 1997 Compared to the Third Quarter and Nine-Month Periods of 1996


Revenues increased by 3.6% to $754 million in the 1997 third quarter and by 4.3% to $2,130 million in the nine-month period. Sales from retail operations amounted to $733 million in the 1997 third quarter, an increase of 3.6% over the third quarter of 1996 and were $2,066 million in the first nine months of 1997, an increase of 4.3%, over last year's nine-month period. Comparable store sales were relatively flat in the quarter and increased 1.1% in the 1997 nine-month period. Finance charge revenue increased 1.9% to $21 million in the 1997 third quarter and by 2.1% to $64 million in the nine-month period.

Cost of Goods Sold (COGS), as a percent to revenues, increased 1.9% to 70% in the third quarter of 1997. For the nine-month period, COGS increased 1.1% to 70.4% from the comparable 1996 period. Merchandise margins decreased by 2.7% in the third quarter and 1.7% in the nine-month period. This decline in both the quarter and nine-month period was due to increases in the level of markdowns as well as an intensification of other promotional activities such as the extension of volume discounts to the Company's better customers. The increase in these promotional costs was partially offset by a reduction in the LIFO provision of .5% and .4%, in the quarter and nine-month period, respectively, as well as minor reductions in occupancy expenses in both periods.

Selling, general and administrative expenses, as a percent to revenues, increased .3% in the third quarter and declined .2% in the nine-month period. The increase in the quarter was due to a .4% increase in marketing costs associated with the higher promotional environment and a .1% increase in payroll and payroll-related expenses which resulted, primarily, from the flat comparable sales results posted for the quarter. These increases were partially offset by a .2% decline in other operating expenses. The reduction in the nine-month period was attributable to a decline of .1% in payroll and payroll-related expenses and a decrease of .2% in other operating expenses, which were partially offset by an increase of .2% in marketing costs.

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

                          (Continued)

        MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION

                          (Continued)

Material Changes in Financial Condition From February 1, 1997 to
November 1, 1997

The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial conditions at the above dates.

The decrease of $76 million in cash and cash equivalents during the period was attributable primarily to the $103 million of payments for capital expenditures and the $21 million of net cash used for financing activities. These net cash outlays were partially funded by the $46 million of cash generated by operations.

Net customer receivables decreased approximately $35 million due to the normal paydown of peak year-end balances.

Inventories increased $183 million during the period primarily due to the normal replenishment of inventory levels which are traditionally at their low point at the fiscal year-end and approximate peak levels by the end of the third quarter. Merchandise requirements for new stores (approximately $20 million) also contributed to this increase. The increase of $102 million in accounts payable was significantly attributable to the increase in inventory levels.

Accrued income taxes declined $20 million due to payments of federal and state income taxes, partially offset by the provision for taxes on current year income.

There have been no material changes in the Company's anticipated capital expenditure requirements from those indicated in the 1996 Annual Report. During the 1997 third quarter, the Company opened a 210,000-square foot Maison Blanche store in the new Mall of Louisiana in Baton Rouge, Louisiana.

As referenced in Note 8 of Notes to Consolidated Condensed Financial Statements, the Company adopted a Stock Option Plan under which options covering 95,500 shares were granted by the end of the 1997 first quarter. As indicated in
Note 7 of Notes to Consolidated Condensed Financial Statements, it is the Company's intent to purchase in the open market and hold in the Treasury shares equal to those eventually exercisable under such Stock Option Plan. At
November 1, 1997, 95,500 shares had been purchased under this program at an approximate cost of $4.6 million.


                          (Continued)

            MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION

                            (Continued)

Material Changes in Financial Condition From February 1, 1997 to
November 1, 1997

Payments of long-term debt totaled $26 million during the 1997 nine-month period. During the third quarter, the Company paid the 1997 mandatory sinking fund requirement of $19 million on the 6.7% Notes due in 2002. In addition to scheduled payment of long-term debt, the Company paid off $2 million of variable rate Industrial Revenue Bonds when the underlining property was sold.

The Company satisfies short-term financing needs primarily through internally generated funds. In addition, the Company has in place a committed, unsecured $200 million revolving credit facility. This arrangement is with a consortium of seven banks and expires in August, 2000. When used, interest rates will be based, at the Company's option, on either the banks' best rates under a competitive bid environment or a predefined spread over the LIBOR rate. In addition to this committed facility, the Company has available uncommitted ines of credit totaling $120 million. During the 1997 nine-month period, peak borrowings under these arrangements amounted to $46 million with $42 million remaining outstanding at the end of the quarter. The average interest rate during the borrowing period was 5.77%.

                  PART II  - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

   (a) There were no matters submitted to a vote of security holders during the quarterly period ended November 1, 1997.



Item 6 - Exhibits and reports on form 8-K

   (a) Exhibit 27 - Financial Data Schedule    (filed electronically).

   (b) There were no reports on Form 8-K filed for the quarterly period ended November 1, 1997.


                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    MERCANTILE STORES COMPANY, INC.
                              (Registrant)


December 15, 1997
     (Date)
                                   s/James M. McVicker
                              (James M. McVicker, Senior Vice President,
                                   and Chief Financial Officer)