Form 10-K
period 1998-01-31
MERCANTILE STORES CO INC
filed 1998-04-27
CIK 64923

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                                FORM 10-K

  X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended January 31, 1998

             TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ________  to  _________

                     Commission File Number 1-3339
                     MERCANTILE STORES COMPANY, INC.
         (Exact name of registrant as specified in its charter)

                                Delaware
               (State or other jurisdiction of incorporation)

                                51-0032941
                    (I.R.S. Employer Identification No.)

       9450 Seward Road Fairfield, Ohio                        45014
(Address of principal executive offices)                    (Zip Code)

 Registrant's telephone number, including area code:         (513) 881-8000

      Securities registered pursuant to Section 12 (b) of the Act:

                                                 Name of each exchange on
               Title of each class                     which registered
               ___________________               _________________________
        Common stock $ .14 2/3 par value        The New York Stock Exchange

   Securities registered pursuant to Section 12 (g) of the Act:   NONE

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

The aggregate market value of the Company's voting stock held by non-affiliates based on the closing price on the New York Stock Exchange at April 20, 1998 was $1,506,355,740.

The number of shares outstanding of the registrant's common stock, $ .14 2/3 par value was 36,748,550 at April 23, 1998.

                   DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's 1997 Annual Report to Stockholders are incorporated into Parts I and II.

2. Portions of Registrant's Proxy Statement, dated April 24, 1998, relating to the Annual Meeting of Stockholders to be held on May 27, 1998 filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

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

The retail business is highly seasonal. The fourth quarter, which includes the Christmas season, is the most significant selling period. For the year ended January 31, 1998, the fourth quarter accounted for approximately 32% of consolidated retail sales and 56% of consolidated net income.

The Company regularly employs, on a full or part-time basis, an average of approximately 34,200 associates, of which approximately 19,500 are considered full-time equivalents.

The following portions from the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated herein by reference:
Financial Highlights (page 1); Management's Discussion and Analysis
(pages 5-8); Note 1 (pages 15-16) and Note 2 (page 16) of Notes to Consolidated Financial Statements; Five-Year Selected Financial Data
(pages 24-25); Store Divisions and Locations (pages 26-27).

Item 2.    Properties.

The Company's typical store averages 170,000 square feet. These stores are located in seventeen different states and operate under thirteen different names. The following table summarizes the property ownership and applicable square footage of the 102 department stores and 16 home fashion stores operated by the Company as of January 31, 1998:

                                           Home
                         Department       Fashion      Square
                           Stores          Units       Footage

   Owned Stores              61              2        9,932,508
   Leased Stores             41             14        7,397,998
                         ________        ________    __________
           Total            102             16       17,330,506

Management's Discussion and Analysis (pages 5-8), Note 1 (pages 15-16) of Notes to Consolidated Financial Statements and Store Divisions and Locations (pages 26-27) from the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated herein by reference.

Item 3.    Legal Proceedings.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

                                 PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

Market and Dividend Information (page 9) and Stockholder Information (inside back cover) from the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated herein by reference.

Item 6.    Selected Financial Data.

The Five-Year Selected Financial Data (pages 24-25) and Notes to Consolidated Financial Statements (pages 15-22) from the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis (pages 5-8) from the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements (pages 11-14), Notes to Consolidated Financial Statements (pages 15-22), Report of Independent Public Accountants (page 10) and Quarterly Results (page 23) from the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.
                                  - 3 -

                                PART III

Item 10.   Directors and Executive Officers of the Registrant.

The information set forth under the captions "Election of Directors", "Stock Ownership of Management", "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Registrant's definitive Proxy Statement, dated April 24, 1998, relating to the Annual Meeting of Stockholders to be held on May 27, 1998 and filed pursuant to Regulation 14A, is incorporated herein by reference.

Item 11.   Executive Compensation.

The information set forth under the caption "Management Remuneration", included in the Registrant's definitive Proxy Statement, dated April 24, 1998, relating to the Annual Meeting of Stockholders to be held on May 27, 1998 and filed pursuant to Regulation 14A, is incorporated herein by reference. Notwithstanding the foregoing, the information set forth under the captions "Report of the Compensation Committee" and "Performance Graph" in said Proxy Statement, is not incorporated herein by reference or in any other filing of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the captions "Stock Ownership of Management" and "Stock Ownership of Certain Beneficial Owners" included in the Registrant's definitive Proxy Statement, dated April 24, 1998, relating to the Annual Meeting of Stockholders to be held on May 27, 1998 and filed pursuant to Regulation 14A, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information set forth under the caption "Transactions with Management and Others" included in the Registrant's definitive Proxy Statement, dated
April 24, 1998, relating to the Annual Meeting of Stockholders to be held on May 27, 1998 and filed pursuant to Regulation 14A, is incorporated herein by reference.

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A. 1. The following Consolidated Financial Statements of Mercantile Stores Company, Inc., Notes to Consolidated Financial Statements and Report of Independent Public Accountants, from the Registrant's Annual Report to Stockholders for the fiscal year ended
         January 31, 1998 are incorporated herein by reference:

        (a) Statements of Consolidated Income and Retained Earnings for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 - page 11.

        (b) Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997 - pages 12 and 13.

        (c) Statements of Consolidated Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996
              - page 14.

        (d)   Notes to Consolidated Financial Statements - pages 15-22.

        (e)   Report of Independent Public Accountants,  page - 10.


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

     3.  Exhibits:

        (3a) - The Restated Certificate of Incorporation of Mercantile Stores Company, Inc., as amended, is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended January 31, 1989.

        (3b) - The Registrant's Bylaws, as amended, are incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended January 31, 1989.

         (4) - The Indenture agreement between Mercantile Stores Company, Inc. and The Fifth Third Bank, as Trustee, dated as of July 1, 1992, is incorporated herein by reference from Registration Statement No.33-50604, Exhibit 4.1.

   *  (10.a) - The Form of Severance Protection Agreement, dated as of
               May 1, 1995, between David L. Nichols and the Company, is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended February 3, 1996.

   *  (10.b) - The Form of Severance Protection Agreement, dated as of
               May 1, 1995, between the Company and each of James M. McVicker and Randolph L. Burnette and, dated as of April 1, 1997, between the Company and each of Kathryn M. Muldowney and Louis L. Ripley, is incorporated herein by reference from the Registrant's Form 10-K for the fiscal year ended
               February 3, 1996.

   *  (10.c) - Mercantile Stores Company, Inc. 1996 Stock Option Plan.

        (13) - The Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998.

        (21) - A listing of the subsidiaries of the Registrant.

        (23) - Consent of Independent Public Accountants.

        (24) - Power of Attorney.

        (27) - Financial Data Schedule.

         ______________________________________________________

   *  -  Management contract or compensatory plan.

B. No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended January 31, 1998.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MERCANTILE STORES COMPANY, INC.
                                        (Registrant)



                              BY:      s/ David L. Nichols
                              ____________________________________
                                        David L. Nichols
                                      Chairman of the Board


Date: April 23, 1998.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    s/ David L. Nichols
       David L. Nichols                              * Lawrence R. Pugh
     (Chairman of the Board)                              (Director)
  As Principal Executive Officer

     s/ James M. McVicker
        James M. McVicker                            * Gerrish H. Milliken
      (Senior Vice President and                          (Director)
        Chief Financial Officer)



     * John A. Herdeg                                * Minot K. Milliken
        (Director)                                        (Director)



     * Roger K. Smith                                * Roger Milliken
        (Director)                                        (Director)



     * Francis G. Rodgers                            * H. Keith H. Brodie, MD
        (Director)                                        (Director)



     * Thomas J. Malone
        (Director)


*BY:   s/ David L. Nichols
____________________________________
        David L. Nichols

Date:    April 23, 1998

An original Power of Attorney authorizing David L. Nichols, James M. McVicker and William A. Carr and each of them to sign this report hereto as Attorneys for Directors of the Registrant is being filed concurrently with the Securities and Exchange Commission.

                  Report of Independent Public Accounts

     To the Stockholders and Board of Directors of Mercantile Stores Company, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Mercantile Stores Company, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 3, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Part IV,
     Item 14(A)(2)(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






     Cincinnati, Ohio                                    ARTHUR ANDERSEN LLP
     April 3, 1998


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

Allowance for
 Doubtful Accounts:

Year Ended
  January 31, 1998       $16,425        $19,541           $0           $17,888        $18,078


Year Ended
  February 1, 1997       $16,499        $16,817           $0           $16,891        $16,425


Year Ended
  February 3, 1996       $ 3,100        $20,282           $0           $ 6,883         $16,499

                                  - 10 -