Form 10-Q
period 1998-05-02
MERCANTILE STORES CO INC
filed 1998-06-16
CIK 64923

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 2, 1998

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

    36,748,550 shares of Common Stock at $.14 2/3 par value
                     as of June 16, 1998

Total number of sequentially numbered pages in this filing, including exhibits thereto: 12

                          MERCANTILE STORES COMPANY, INC.
                              AND SUBSIDIARY COMPANIES

                                FORM 10-Q

                                     INDEX


PART I - FINANCIAL INFORMATION

             Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets -
                      May 2, 1998 and January 31, 1998                     3

                  Consolidated Condensed Statements of
                      Income - For the thirteen weeks
                      ended May 2, 1998 and May 3, 1997                    4

                 Consolidated Condensed Statements of
                       Cash Flows - For the thirteen weeks
                       ended May 2, 1998 and May 3, 1997                   5


                  Notes to Consolidated Condensed Financial
                       Statements                                      6 - 9


             Item 2 - Management's Discussion and Analysis of
                        Results of Operations and Financial
                        Condition                                    10 - 11


PART II - OTHER INFORMATION

             Item 4 - Submission of Matters to a Vote of
                         Security Holders                                 12


             Item 6 - Exhibits and Reports on Form 8-K                    12

         MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands)

                                               May 2,       January 31,
                                                 1998          1998

Assets
Current Assets:
  Cash and cash equivalents               $   153,928      $   144,986
  Receivables:
     Customer, net                            525,230          571,513
     Other                                     13,236           17,591
  Inventories                                 592,337          505,201
  Other current assets                         37,308           35,898
                                            ---------        ---------
     Total Current Assets                   1,322,039        1,275,189

Prepaid Pension &
   Other Noncurrent Assets                    121,589          116,218

Property and Equipment, net                   770,393          786,384
                                            ---------        ---------
  Total Assets                            $ 2,214,021      $ 2,177,791


Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                        $   139,252      $   79,117
  Notes payable and current maturities
     of long-term debt                         21,430          21,429
  Accrued income taxes                         26,360          40,913
  Taxes other than income                      25,820          22,235
  Accrued payroll                              18,220          24,410
  Other current liabilities                    63,351          63,775
                                            ---------       ---------
  Total Current Liabilities                   294,433         251,879

Long-term Debt                                202,077         202,637

Other Long-term Liabilities                    76,486          76,429

Stockholders' Equity                        1,641,025       1,646,846
                                            ---------       ---------
 Total Liabilities &
    Stockholders' Equity                  $ 2,214,021     $ 2,177,791

The accompanying notes are an integral part of these statements.

      MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (in thousands, except per share data)

                                               Thirteen Weeks Ended
                                                May 2,         May 3,
                                                 1998           1997


Revenues                                     $ 688,286     $  683,298


Cost of goods sold (including occupancy
 and central buying expenses)                  486,336        478,928


 Gross Profit                                  201,950        204,370


Expenses and Other Income:

  Selling, general and
        administrative expenses                174,735        172,642

  Interest expense, net                          2,296          3,235

  Other income                                  (2,455)        (3,252)
                                               --------       --------
                                                174,576       172,625

Income before Provision for Income Taxes         27,374        31,745

Provision for income taxes                       10,595        12,437
                                                -------       -------
Net Income                                   $   16,779      $ 19,308

Earnings Per Share                           $      .46      $    .52

Dividends Declared Per Share                 $     .615      $   .585

Weighted Average Shares Outstanding          36,748,550    36,835,783


   The accompanying notes are an integral part of these statements.

          MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                           Thirteen Weeks Ended
                                              May 2,           May 3,
                                              1998             1997

Cash Flows From Operating Activities:
Net Income                                 $ 16,779         $ 19,308

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization             20,798           18,727
   Deferred income taxes                        249            1,813
   Net pension benefit                       (5,562)          (3,933)
   Change in inventories                    (87,136)         (19,028)
   Change in accounts receivable             50,638           45,782
   Change in accounts payable                60,135           24,731
   Net change in other working
         capital items                      (34,486)         (31,200)
                                            --------         --------
Net cash provided by operating activities    21,415           56,200


Cash Flows From Investing Activities:
   Cash payments for property
             and equipment                  (25,392)         (26,850)
   Proceeds from sale of property            24,314                -
   Net change in other noncurrent
            assets and liabilities              188             (280)
                                            --------         --------
Net cash used in investing activities          (890)         (27,130)

Cash Flows From Financing Activities:
   Payments of notes payable and
            long-term debt                     (559)          (3,529)
   Repurchase of common stock                     -           (3,487)
   Dividends paid                           (11,024)         (10,500)
                                            --------         --------
Net cash used in financing activities       (11,583)         (17,516)

Net increase in cash and cash equivalents     8,942           11,554
Beginning cash and cash equivalents         144,986          128,115
                                            -------          -------
Ending cash and cash equivalents         $  153,928        $ 139,669


Supplemental Cash Flow Information:
   Interest paid                          $   7,718        $   8,505
   Income taxes paid                      $  24,899        $  18,830


   The accompanying notes are an integral part of these statements.

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

1. Nature of Operations
   Mercantile Stores Company, Inc. (the "Company") is a conventional department store retailer engaged in the general merchandising business. The Company operates 103 department stores and 16 home fashion stores under 13 different names in a total of 17 states. A subsidiary, Mercantile Credit Corp., provides servicing for the Company's private label credit program. The Company also maintains a partnership interest in five operating shopping center ventures and one land ownership venture. During the second quarter of 1998, the partnership interest in one of the shopping center ventures was sold. The pre-tax profit of approximately $4 million resulting from this sale will be recorded in the second quarter.

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

   Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full 1998 fiscal year. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair statement presentation have been included.

   Because of seasonality, the results of operations for the periods presented are not necessarily indicative of the results expected for the year ending January 30, 1999.

3. Revenues
   Revenues include sales from retail operations, leased departments and finance charge revenue earned on customer accounts serviced by the Company under its private label credit program. Finance charge revenue is recognized in the period in which it is earned and amounted to $24 million and $22 million, respectively, for the 1998 and 1997 first quarter.

                          (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

                          (Continued)

4. Cash and Cash Equivalents
   Cash and cash equivalents represent cash and short-term, highly liquid investments with a maturity of ninety days or less.

5. Customer Receivables
   Customers are extended credit under customary revolving credit terms. Customer receivables are classified as current assets and, consistent with industry practice, include some amounts which are due after one year. Concentrations of credit risk with respect to customer receivables are limited due to the large number of customers comprising the Company's credit card base, and their geographic dispersion. Customer receivables at May 2, 1998 and January 31, 1998 are net of an allowance for doubtful accounts of $20 million and $18 million, respectively.

6. Merchandise Inventories
   All retail inventories are valued by the retail method and stated on the last-in, first-out (LIFO) cost basis, which is lower than market. Since inventories under the LIFO method are based on an annual determination of quantities and costs, the inventories at interim periods are based on certain estimates relating to quantities and costs as of the fiscal year-end.

7. Stockholders' Equity
   During the first quarter of 1997, the Board of Directors authorized the Company to purchase up to 1,500,000 shares of its common stock in the open market over a time frame which may extend to ten years. These shares are to be held as Treasury stock and are to be used solely to satisfy requirements arising from the exercise of options granted under the 1996 Stock Option Plan. There were no shares purchased under this program during the first quarter of 1998. During the quarter ended May 3, 1997, the Company purchased 73,300 shares of its common stock at a cost of approximately
   $3.5 million.




                          (Continued)

    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

                          (Continued)


8. 1996 Stock Option Plan
   The Mercantile Stores Company, Inc. 1996 Stock Option Plan (the Plan) provides for the issuance of stock option awards to certain employees designated by the Company's Board of Directors. Stock options awarded under the Plan are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant and generally vest and become exercisable in equal increments over a four-year period. The Plan also provides for full accelerated vesting in the event of a change in control of the Company, as defined. The maximum number of shares available for awards under the Plan is 1,500,000. During the quarter ended
   May 3, 1997, 95,500 stock options were granted under the Plan at an exercise price of $48 per share. No additional options have been granted. During the first quarter of 1998, 25% of the options granted in 1997 became exercisable. None were exercised.

9. Earnings per Share (EPS)
   Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the calculation of primary and fully diluted EPS which existed under previous accounting standards with new standards for the calculation of basic and diluted EPS. The assumed issuance of all equivalent common shares granted under the Company's 1996 Stock Option Plan did not have a material effect on the number of weighted average shares outstanding used in the calculation of EPS for the periods presented. The Company's basic and diluted EPS amounts are identical for the periods presented.

10.  Subsequent Event Acquisition by Dillard's, Inc.
   On May 16, 1998, the Company entered into an Agreement and Plan of Merger with Dillard's, Inc. and MSC Acquisitions, Inc., a wholly owned subsidiary of Dillard's, Inc., pursuant to which MSC Acquisitions, Inc. agreed to purchase all of the issued and outstanding shares of the Company through a cash tender offer of $80 per share, or approximately $2.9 billion. Stockholders representing approximately 40% of the issued and outstanding shares of the Company have contractually agreed, among other things, to tender their shares. The cash tender offer was commenced on May 21, 1998 and is scheduled to expire on June 19, 1998, unless the offer is extended. The consummation of the merger is contingent upon, among other things, the tendering of more than 50% of the outstanding shares of the Company and the approval of the Federal Trade Commission.


                          (Continued)

                              - 8 -
    MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS

                          (Continued)

10.  Subsequent Event Acquisition by Dillard's, Inc. (continued)
   In the first quarter of 1998, the Company's Board of Directors approved an Incentive Performance Plan to, among other things, award a total of up to $3 million to five key executives for assistance to the Board in pursuing one or more strategic alternatives potentially available to the Company.
   If and when the merger with Dillard's is consummated, it would be the expectation that the Board would elect to pay the full amount authorized under the Incentive Performance Plan to the five key executives. In addition, under the Incentive Performance Plan, the Company must pay a "Gross-Up Payment" (as defined therein) to any covered associate with respect to any payment to be made under the Incentive Performance Plan, under Severance Protection Agreements, or in respect of the Company's 1996 Stock Option Plan.

       MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

Material Changes in the Results of Operations for the First Quarter of 1998
             Compared to the First Quarter of 1997

Revenues increased by .7% to $688 million in the 1998 first quarter. Sales from retail operations were $664 million, a .5% increase over the prior year; comparable unit sales decreased by 1.1%. Finance charge revenue totaled $24 million in the current year quarter, a $2 million increase over that recorded in the prior year.

Cost of Goods Sold (COGS), as a percent to revenues, was 70.7% in 1998 compared to 70.1% in the prior year. The increase was attributable to a
 .3% increase in the occupancy costs (primarily depreciation) element of COGS, which reflects the decline in comparable store sales and the under-performing total sales results, and a .3% increase in costs associated with lower-margin leased department sales (leased department sales increased 11% in the period). Merchandise margins in the period were relatively equal with those reflected in the 1997 quarter.

Selling, general and administrative expenses, as a percent to revenues, were 25.4% in the 1998 quarter, an increase of .1% over the prior year.
This increase was reflected in payroll and payroll related expenses and was, again, primarily related to the inability to leverage the under-performing sales results.

Interest expense, net, decreased $.9 million in the 1998 first quarter. The decline was primarily attributable to a reduction in interest expense associated with structured debt. Long-term debt (including the current portion) was reduced by approximately $27 million from the end of 1997's first quarter to the same date in 1998. In addition, increased interest income earned on a higher level of invested cash during the current year's first quarter contributed to the decline in net interest expense.




                          (Continued)

       MERCANTILE STORES COMPANY, INC. AND SUBSIDIARY COMPANIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

                            (Continued)

Material Changes in Financial Condition From January 31, 1998 to May 2, 1998 The retail business is highly seasonal with approximately one-third of annual sales being generated in the fourth quarter which encompasses the important Christmas selling season. As a result, significant variations can occur when comparing financial conditions at the above dates.

The $9 million increase in cash and cash equivalents during the period was attributable to the $21 million of cash generated by operations and proceeds which was from the sale of property of $24 million, substantially offset by $25 million of payments for capital expenditures and $11 million of dividend payments.

Net customer receivables decreased approximately $46 million due to the normal pay-down of peak year-end balances.

Inventories increased $87 million during the period due to the normal replenishment of inventory levels following the Christmas promotional and January clearance periods, the under-performing sales results and the $10 million inventory requirement for the two new stores opened during the period.

In April 1998, the Company completed the sale of its McAlpins' store in the Dayton, Ohio market for $24 million in cash proceeds. The sale of the store did not have a material impact on the Company's results of operation.

The $60 million increase in accounts payable is related to the increase in inventory.

The Company satisfies short-term financing needs primarily through internally generated funds. In addition, the Company has in place a committed, unsecured $200 million revolving credit facility. This arrangement is with a consortium of seven banks and expires in August, 2000. When used, interest rates will be based, at the Company's option, on either the banks' best rates under a competitive bid environment or a predefined spread over the appropriate LIBOR rate. In addition to this committed facility, the Company has available uncommitted lines of credit totaling $120 million. Significant cash balances were maintained throughout the first three months of 1998 and it was not necessary to use any of these credit arrangements during the period.

On May 16, 1998, the Company entered into an agreement with Dillard's Inc., pursuant to which all of the outstanding shares of the Company would be acquired for $80 per share. Additional information regarding this subsequent event is explained in footnote 10 of the Notes to Consolidated Condensed Financial Statements.

                  PART II  - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

   (a) There were no matters submitted to a vote of security holders during the quarterly period ended May 2, 1998.





Item 6 - Exhibits and reports on form 8-K

   (a) Exhibit 27 - Financial Data Schedule    (filed electronically).

   (b) There were no reports on Form 8-K filed for the quarterly period ended May 2, 1998.



                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MERCANTILE STORES COMPANY, INC.
                                  (Registrant)


June 16, 1998
  (Date)

                                   s/ James M. McVicker
                              ----------------------------------------
                              (James M. McVicker, Senior Vice President,
                                   and Chief Financial Officer)